Form 10-Q
period 2011-06-30
Azteca Acquisition Corp
filed 2011-08-15
CIK 1518749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from  __________ to __________

Commission File Number:   000-54443

AZTECA ACQUISITION CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	6770	45-2487011
(State or other jurisdiction of incorporation or organization)	(Primary Standard Industrial Classification Code Number)	(I.R.S. Employer Identification Number)

421 N. Beverly Drive, Suite 300 Beverly Hills, CA	90210
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code:   (310) 553-7009

Not Applicable
(Former name or former address, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes     ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     ☒

As of August 15, 2011, there were 12,500,000 shares of Company’s common stock issued and outstanding.

AZTECA ACQUISITION CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. FINANCIAL STATEMENTS	3

Balance Sheet	4
Statement of Operations	5
Statement of Stockholder’s Equity	6
Statement of Cash Flows	7
Notes to Interim Financial Statements	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

Overview	13
Results of Operations	14
Liquidity and Capital Resources	14
Critical Accounting Policies	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4. CONTROLS AND PROCEDURES	16

PART II. OTHER INFORMATION	16

ITEM 1. LEGAL PROCEEDINGS	16

ITEM 1A. RISK FACTORS	16

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4. REMOVED AND RESERVED	18

ITEM 5. OTHER INFORMATION	18

ITEM 6. EXHIBITS	18
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

Azteca Acquisition Corporation
(a corporation in the development stage)
Balance Sheet
June 30, 2011
(unaudited)

Assets:
Current assets:
Cash	$	$ 65,946
Prepaid insurance		99,462
Total current assets		165,408

Restricted cash		3,500,000
Deferred offering costs		507,686
Total non-current assets		4,007,686
Total assets		$4,173,094

Liabilities and Stockholder's Equity:
Current liabilities:
Accrued offering costs		$448,632
Accrued expenses - other		105,192
Note payable to related party		100,000
Securities to be purchased		3,500,000
Total current liabilities		4,153,824

Stockholder's equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding		-
Common stock, $0.0001 par value; 100,000,000 shares authorized; 2,875,000 shares issued and outstanding		288
Additional paid-in capital		24,712
Deficit accumulated during the development stage		(5,730)
Total stockholder's equity, net		19,270
Total liabilities and stockholder's equity		$4,173,094

See accompanying notes to interim financial statements.

Azteca Acquisition Corp
(a corporation in the development stage)

STATEMENT OF OPERATIONS
For the period from April 15, 2011 (inception) to June 30, 2011
(unaudited)

Revenue	$-

Formation and operating costs	5,730

Net loss	$(5,730)

Weighted average number of common shares outstanding, basic and diluted	2,875,000

Loss per common share, basic and diluted	$(0.00)

See accompanying notes to interim financial statements.

Azteca Acquisition Corporation
(a corporation in the development stage)

STATEMENT OF STOCKHOLDER'S EQUITY
For the period from April 15, 2011 (inception) to June 30, 2011
(unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to Sponsor on April 15, 2011 at approximately $0.0087 per share	2,875,000	$288	$24,713	$-	$25,000

Net loss				(5,730)	(5,730)

Balances, at June 30, 2011	2,875,000	$288	$24,713	$(5,730)	$19,270

See accompanying notes to interim financial statements.

Azteca Acquisition Corporation
(a corporation in the development stage)

STATEMENT OF CASH FLOWS
For the period from April 15, 2011 (inception) to June 30, 2011
(unaudited)

Cash flows from operating activities
Net loss	$(5,730)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid insurance	(99,462)
Accounts payable and accrued expenses	105,192

Net cash used in operating activities	-

Net cash used in investing activity, restricted cash held by escrow agent	(3,500,000)

Cash flows from financing activities
Proceeds from note payable - related party	100,000
Payments of offering costs	(59,054)
Proceeds from the sale of common stock to Sponsor	25,000
Proceeds from Sponsor to purchase warrants	3,500,000

Net cash provided by financing activities	3,565,946

Net increase in cash	65,946

Cash, beginning of period	-

Cash, end of period	$65,946

Supplemental schedule of non-cash financing activities:
Accrued offering costs	$448,632

See accompanying notes to financial statements

NOTES TO INTERIM FINANCIAL STATEMENTS
(Unaudited)

(1)	Interim Financial Information

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange of Commission (SEC), and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2011 and the results of operations for the period from April 15, 2011  (date of inception) to June 30, 2011. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The results of operations for the period ended June 30, 2011 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

(2)	Organization and Nature of Business Operations

Azteca Acquisition Corporation (the Company) is a newly organized Delaware blank check company initially formed in the British Virgin Islands on April 15, 2011 and reincorporated in the State of Delaware on June 8, 2011 for the purpose of, directly or indirectly effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combination with one or more businesses or assets (“Business Combination”).

At June 30, 2011, the Company had not commenced any operations. All activity through June 30, 2011 relates to the Company’s formation and the public offering (“Public Offering,” described below in Note (4)). The Company has selected December 31 as its fiscal year-end.

The registration statement for the Public Offering was declared effective on June 29, 2011. The Company consummated the Public Offering on July 6, 2011 and received net proceeds of approximately $101,125,000, which includes $3,500,000 received for the purchase of 4,666,667 warrants by Azteca Acquisition Holdings, LLC (the “Sponsor”) and is net of non-deferred underwriting commissions of $1,750,000.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the offering are intended to be generally applied toward effecting a Business Combination. The Company’s efforts in identifying prospective target businesses will not be limited to a particular industry or geographic region for purposes of consummating its initial Business Combination. Notwithstanding, the Company intends to focus on operating businesses that have their primary operations located in either Mexico or the United States. While the Company may pursue an acquisition opportunity in any business industry or sector, the Company intends to focus on industries or sectors that complement its management team’s background, such as the fields of transportation, industrials, manufacturing, food and beverage, financial services, hospitality, agribusiness, media (including television and newspapers), sports, real estate and energy, and businesses focused on serving the needs of Hispanic markets.

Net proceeds of approximately $100,500,000 from the Public Offering and simultaneous private placement of the sponsor warrants (as described below in Note 5) are being held in a trust account. Except for the interest income earned on the trust account balance that may be released to the Company to pay any income and franchise taxes, to fund the Company’s working capital requirements, and to fund any amounts necessary to purchase up to 15% of the Company’s shares issued as part of the Units sold in the Public Offering if the Company seeks stockholder approval for its initial Business Combination, none of the funds held in the trust account will be released until the earlier of the completion of the Company’s initial Business Combination and the redemption of the Company’s public shares if the Company is unable to consummate a Business Combination within 21 months from the closing of the Public Offering (subject to the requirements of law). The proceeds deposited in the trust account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s public stockholders.

The Company will provide its stockholders with the opportunity to redeem their public shares for cash equal to their pro rata share of the aggregate amount then on deposit in the trust account, less franchise and income taxes payable, upon the consummation of the Company’s initial Business Combination, subject to the limitations described herein. There will be no redemption rights with respect to outstanding warrants. Unlike many other blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial Business Combinations and provide for related redemptions of public shares for cash upon consummation of such initial Business Combinations even when a vote is not required by law, the Company intends to consummate its initial Business Combination and conduct the redemptions without a stockholder vote pursuant to Rule 13e-4 and Regulation 14E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which regulates issuer tender offers, and the Company will file tender offer documents with the Securities and Exchange Commission (the SEC). The tender offer documents will contain substantially the same financial and other information about the Company’s initial Business Combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies. In the event the Company conducts redemptions pursuant to the tender offer rules, its offer to redeem shares shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act. If, however, a stockholder vote is required by law, or the Company decides to hold a stockholder vote for business or other legal reasons, the Company will, like other blank check companies, conduct the redemptions pursuant to the proxy rules and not pursuant to the tender offer rules. If the Company seeks stockholder approval, the Company will consummate its initial Business Combination only if a majority of the outstanding common stock voted are voted in favor of the Business Combination. In such case, the initial stockholders (see Note (5)) have agreed to vote their Founder Shares (as defined in Note (5)) as well as any public shares purchased during or after the public offering in favor of the Company’s initial Business Combination. In addition, the initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares in connection with the consummation by the Company of a Business Combination.

If the Company does not effect a Business Combination within 21 months from the closing of the public offering (April 6, 2013), as discussed in Note (4), the Company will liquidate the trust account and distribute the amount then held in the trust account, including interest but net of franchise and income taxes payable and less up to $50,000 of such net interest that may be released to the Company from the trust account to pay liquidation expenses, to the Company’s public stockholders, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

The initial stockholders have agreed to waive their redemption rights with respect to their Founder Shares if the Company fails to consummate a Business Combination within the 21-month time period, although the initial stockholders will be entitled to redemption with respect to any public shares they hold if the Company fails to consummate a Business Combination within such time period. In the event of a liquidation, it is likely that the per-share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the public offering (assuming no value is attributed to the warrants contained in the Units in the offering discussed in Note (4)).

(3)	Summary of Significant Accounting Policies

a)	Fair Value of Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet.

b)	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common shares to settle warrants held by the Sponsor (see Note (5)), as calculated using the treasury stock method. During the period from inception through June 30, 2011, the Company did not have any dilutive securities and other contracts that could, potentially, be exercised or converted into common shares and then share in the earnings of the Company. As a result, dilutive loss per common share is equal to basic loss per common share.

c)	Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

d)	Deferred Offering Cost

The Company complies with the requirements of the SEC Staff Accounting Bulletin (SAB) Topic 5A, “Expenses of Offering” whereby offering costs incurred prior to the initial public offering are capitalized and then charged to stockholders’ equity upon the completion of the offering (or charged to expense if the offering is not completed).  Upon consummation of the Public Offering on July 6, 2011, Offering Costs totaling approximately  $6,032,000 (including $5,500,000 in underwriters fees) have been charged to stockholders’ equity.

e)	Recent Accounting Pronouncements

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

f)	Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash accounts in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on these accounts and management believes the Company is not exposed to significant risks on such accounts.

g)	Development stage company

The Company complies with the reporting requirement of FASB ASC 915, “Development Stage Entities.”  At June 30, 2011, the Company had not commenced any operations nor generated revenue to date. All activity through June 30, 2011 relates to the Company’s formation and the public offering. Following the Public Offering, the Company will not generate any operating revenues until after completion of a business transaction at the earliest, if at all. The Company will generate non-operating income in the form of interest income on the designated Trust Account after the Public Offering.

h)	Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.  At June 30, 2011, the Company has recorded a full valuation of approximately $2,000 related to the Company’s net operating loss carryforward in the same amount.  The net operating loss carryforward expires in 2031.

There were no unrecognized tax benefits as of June 30, 2011. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of ASC 740 did not have a material impact on the Company's financial position.

(4)	Public Offering

The Public Offering called for the Company to offer for sale 10,000,000 units at a price of $10.00 per unit (Unit). Each Unit consists of one share of common stock of the Company, and one warrant (Warrant). Each Warrant entitles the holder to purchase one share of common stock of the Company at a price of $12.00 per share. The Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or twelve months from the closing of the offering, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the common stock issuable upon exercise of the warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon exercise of the public warrants has not been declared effective within 60 days following the closing our initial Business Combination, warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise warrants on a cashless basis. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, or if warrant holders did not exercise their warrants on a cashless basis under the above provision, there will be no cash settlement of the warrants and the warrants will expire worthless. Once the warrants become exercisable, the Company may redeem the outstanding warrants in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ prior written notice of redemption, only in the event that the last sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the warrant holders.

A contingent fee equal to 3.75% of the gross offering proceeds from the Public Offering  will become payable to the Underwriter from the amounts held in the trust account solely in the event the Company consummates its initial Business Combination.

The Underwriter was also granted a 45-day option (August 15, 2011) to purchase up to an additional 1,500,000 Units to cover over-allotments, if any.  The Underwriter has informed us that it will not exercise the over-allotment option.

(5)	Related Party Transactions

a)	Note Payable — Related Party

The Company issued an aggregate of $100,000 in an unsecured promissory note to the Sponsor, on April 20, 2011. The note was non-interest bearing and is payable on the earlier of March 31, 2012 or the date on which the Company consummated an initial public offering of its securities. Due to the short-term nature of the note, the fair value of the note approximated the carrying amount at June 30, 2011.  This note was repaid in full on July 7, 2011.

b)	Services Agreement

The Company has agreed to pay $10,000 a month for office space, utilities, administrative services and secretarial support to Galco, Inc., an affiliate of the Sponsor. Services commenced on June 30, 2011, the date the securities were first quoted on the Over-the-Counter Bulletin Board quotation system, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination and the liquidation of the Company.

c)	Sponsor Warrants

The Sponsor purchased, in a private placement, 4,666,667 warrants simultaneously with the closing of the Public Offering on July 6, 2011 at a price of $0.75 per warrant (a purchase price of $3,500,000) from the Company.  At June 30, 2011, the Company was in receipt of the proceeds for the warrants to be purchased by the Sponsor and at June 30, 2011, such proceeds were being held in escrow. If the Company does not complete a Business Combination, then these proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the Sponsor will expire worthless. The Company classifies the private placement warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40.

The Sponsor is entitled to registration rights pursuant to a registration rights agreement whereby the Sponsor is entitled to demand registration rights and certain “piggy-back” registration rights with respect to its common stock, the warrants and the common stock underlying the warrants, commencing on the date such common stock or warrants are released from lockup. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

d)	Founder Shares

On April 15, 2011, the Sponsor purchased 2,875,000 shares of common stock (Founder Shares) for an aggregate amount of $25,000, or $0.0087 per share. On June 8, 2011, the sponsor transferred 50,000 shares to each of John Engelman and Alfredo Elias Ayub, our two independent directors, for nominal consideration.

The Founder Shares are identical to the common stock included in the Units being sold in the offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to and did forfeit 375,000 Founder Shares after the Underwriter informed us that it would not exercise any of the over-allotment option described in Note (4) above.

With certain limited exceptions, the Founder Shares are not transferable, assignable or salable (except to the Company’s officers and directors and other persons or entities affiliated with the initial stockholders, each of whom will be subject to the same transfer restrictions) until the earlier of (1) one year after the completion of the Company’s initial Business Combination and (2) the date on which the Company consummates a liquidation, merger, capital stock exchange, reorganization, or other similar transaction after the Company’s initial Business Combination that results in all of the Company’s stockholders having the right to exchange their common stock for cash, securities or other property (the “Lock Up Period”). Notwithstanding the foregoing, if the Company’s share price reaches or exceeds $11.50 for any 20 trading days within any 30-trading day period during the Lock-Up Period, 50% of the Founder Shares will be released from the lock-up and, if the Company’s share price reaches or exceeds $15.00 for any 20 trading days within any 30-trading day period during the Lock Up Period, the remaining 50% of the Founder Shares shall be released from the lock-up. In addition, the Founder Shares have an earn-out provision whereby up to 5.0% of the initial stockholders’ issued and outstanding common stock (“Founder earn out shares”) after the offering and the expiration of the Underwriter’s over-allotment option will be subject to forfeiture by the Company’s initial stockholders in the event the last sales price of the Company's common stock is less than $12.50 per share and does not exceed $15.00 per share (as adjusted for stock splits, stock dividends, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period within 36 months following the closing of the Company's initial Business Combination. In addition, notwithstanding the initial stockholders’ ability to transfer, assign or sell their Founder Shares to permitted transferees during the lock-up periods described above, the initial stockholders have agreed not to transfer assign or sell the Founder earn out shares (whether to permitted transferees or otherwise) before the applicable forfeiture condition lapses.

(6)	Shareholders’ Equity

Common Shares  — the Company has 100,000,000 shares of common stock authorized.  Holders of the Company’s common shares are entitled to one vote for each common share. At June 30, 2011, there were 2,875,000 shares of common stock outstanding.

Preferred Shares  — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2011, there were 0 shares of preferred stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Azteca Acquisition Corporation.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this report. Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

Special Note Regarding Forward-Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are forward looking statements. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview

We are a newly organized blank check company formed on June 8, 2011 for the purpose of, directly or indirectly effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combination with one or more businesses or assets (a “Business Combination”). We were originally formed under the laws of the British Virgin Islands on April 15, 2011. We filed a certificate of conversion and a certificate of incorporation in the State of Delaware on June 8, 2011, changing our place of incorporation from the British Virgin Islands to Delaware.  We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial Business Combination.  Notwithstanding, we intend to focus on operating businesses that have their primary operations located in either Mexico or the United States. While we may pursue an acquisition opportunity in any business industry or sector, we intend to focus on industries or sectors that complement our management team’s background, such as the fields of transportation, industrials, manufacturing, food and beverage, financial services, hospitality, agribusiness, media (including television and newspapers), sports, real estate and energy, and businesses focused on serving the needs of the Hispanic markets.

Results of Operations

For the period from April 15, 2011 (inception) through June 30, 2011 we had a net loss of $5,730 and incurred costs of $507,686 with regard to our initial public offering, which were classified as deferred offering costs on our balance sheet.

Our entire activity from April 15, 2011 (inception) through June 30, 2011 was in preparation for our initial public offering, which was consummated on July 6, 2011. We believe that we have sufficient funds available to complete our efforts to effect an initial Business Combination with an operating business within the required 21 months from July 6, 2011.

Liquidity and Capital Resources

On July 6, 2011, we consummated our initial public offering (“Public Offering”) of 10,000,000 units at a price of $10 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of 4,666,667 warrants (the “Sponsor Warrants”) to Azteca Acquisition Holdings, LLC (our “Sponsor”) for $3.5 million. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of approximately $101.125 million, net of the non-deferred portion of the underwriting commissions of $1.75 million (none of which were incurred from April 15, 2011 (inception) through June 30, 2011) and had offering costs and other expenses of approximately $531,711 (of which $507,686 were incurred from April 15, 2011 (inception) through June 30, 2011).  For a further description of the proceeds generated in our Public Offering and a discussion of the use of such proceeds, we refer you to Note 2 of the unaudited interim financial statements included in Part I, Item 1 and Part II, Item 2 of this report. As of June 30, 2011, we had cash of $65,946. Until the consummation of our Public Offering, our only source of liquidity was a loan made to us in April 2011 by our Sponsor. This loan was repaid out of the proceeds of the Public Offering. All liabilities of the Company at June 30, 2011 were related to costs associated with the Public Offering.

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

Contractual obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 payable to Galco, Inc., an affiliate of our Sponsor, for office space, secretarial and administrative services.

We began incurring these fees on June 30, 2011 (the date the Company’s securities were first quoted on the OTCBB) and will terminate upon the earlier of (i) the consummation of an initial Business Combination or (ii) the liquidation of the Company.

Critical Accounting Policies

The preparation of interim financial statements and related disclosures in conformity with generally accepted accounting principles in the United States (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the interim financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following as our critical accounting policies:

Loss per common share:

Loss per share is computed by dividing net loss applicable to common stockholders by the weighted average number of common shares outstanding for the period.

Deferred offering costs:

Deferred offering costs consist principally of legal, accounting, and underwriting fees incurred through the balance sheet date that are related to the Public Offering and that were charged to capital upon the receipt of the capital raised.

Recent accounting pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on June 8, 2011 for the purpose of effecting a Combination. We were considered in the development stage at June 30, 2011 and had not yet commenced any operations. All activity through June 30, 2011 relates to our formation and our Public Offering. We did not have any financial instruments that were exposed to market risks at June 30, 2011.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Co-Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based upon their evaluation, our Chief Executive Officer and Co-Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated June 29, 2011 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our prospectus dated June 29, 2011 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 15, 2011, our Sponsor, Azteca Acquisition Holdings, LLC, purchased 2,875,000 shares of our common stock (“Founder Shares”) for an aggregate purchase price of $25,000, or approximately $0.0087 per share. On June 8, 2011, the Sponsor transferred 50,000 shares to each of John Engelman and Alfredo Elias Ayub, our two independent directors. The underwriters of our Public Offering have informed us that they will not exercise the over-allotment option in part or in full, and as such the Sponsor forfeited to us an aggregate of 375,000 of the Founder Shares for cancellation.

The securities described in the preceding paragraph were issued and transferred in connection with our organization pursuant to the exemption from registration contained in Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), as they were sold to accredited investors.

On July 6, 2011, we consummated a private sale of 4,666,667 Sponsor Warrants to our Sponsor at a price of $0.75 per warrant (for an aggregate purchase price of $3,500,000). The Sponsor Warrants (including the common stock issuable upon exercise of the Sponsor Warrants) will not be transferable, assignable or salable until 30 days after the completion of our initial Business Combination (except, among certain other limited exceptions, to our officers and directors and other persons or entities affiliated with our Sponsor) and they will not be redeemable by the Company so long as they are held by our Sponsor or its permitted transferees. Otherwise, the Sponsor Warrants have terms and provisions that are identical to those of the warrants sold as part of the units in our Public Offering, except that the Sponsor Warrants may be exercised by the holders on a cashless basis. The sale of the Sponsor Warrants was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act.

Use of Proceeds from the Initial Public Offering

On July 6, 2011, we consummated our Public Offering of 10,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $12.00 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the initial Business Combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $100,000,000. Deutsche Bank Securities acted as sole book-running manager of the Public Offering (the “Underwriters”). We also registered an option to the Underwriters to purchase an aggregate of 1,500,000 units to cover over-allotment, if any.  The Underwriters notified the Company that they will not exercise the over-allotment option in full or in part.  The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 173687). The SEC declared the registration statement effective on June 29, 2011.

We paid a total of $1.75 million in underwriting discounts and commissions (none of which were incurred from April 15, 2011 (inception) through June 30, 2011) and approximately $531,711 for other costs and expenses related to the offering (of which $507,686 were incurred from April 15, 2011 (inception) through June 30, 2011). In addition, the Underwriters agreed to defer $3.75 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated. We also repaid a note outstanding to our Sponsor (an entity controlled by Gabriel Brener, our Chief Executive Officer) from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $3.75 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of Sponsor Warrants was approximately $101,125,000 of which $100,500,000 (or approximately $10.05 per unit sold in the initial public offering) was placed in a trust account.  The proceeds held in the trust account may be invested by the trustee only in cash or U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and that invest solely in U.S. Treasuries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

*	Filed herewith.
**
XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZTECA ACQUISITION CORPORATION

Dated: August 15, 2011	/s/ Gabriel Brener
Gabriel Brener Chief Executive Officer (Principal executive officer)

Dated: August 15, 2011	/s/ Clive Fleissig
Clive Fleissig Co-Chief Financial Officer and Executive Vice President (Principal financial and accounting officer)