Form 10-Q
period 2011-09-30
Azteca Acquisition Corp
filed 2011-11-14
CIK 1518749

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011

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

As of November 14, 2011, there were 12,500,000 shares of Company’s common stock issued and outstanding.

AZTECA ACQUISITION CORPORATION
TABLE OF CONTENTS

PART I. FINANCIAL INFORMATION	3

ITEM 1. INTERIM FINANCIAL STATEMENTS (unaudited)	3

Condensed Balance Sheet	3
Condensed Statement of Operations	4
Condensed Statement of Stockholders’ Equity	5
Condensed Statement of Cash Flows	6
Notes to Condensed Interim Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	11

Overview	12
Results of Operations	12
Liquidity and Capital Resources	12
Critical Accounting Policies	13

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4. CONTROLS AND PROCEDURES	15

PART II. OTHER INFORMATION	15

ITEM 1. LEGAL PROCEEDINGS	15

ITEM 1A. RISK FACTORS	15

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	15

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4. REMOVED AND RESERVED	16

ITEM 5. OTHER INFORMATION	16

ITEM 6. EXHIBITS	16
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

PART 1 – FINANCIAL INFORMATION

ITEM 1.  INTERIM FINANCIAL STATEMENTS

Azteca Acquisition Corporation
(a corporation in the development stage)
CONDENSED BALANCE SHEET
September 30, 2011
(unaudited)

Assets:
Current Assets:
Cash and cash equivalents	$659,638
Prepaid expenses	92,760
Total current assets	752,398

Cash and investments held in Trust Account	100,500,000

Total assets	$101,252,398

Liabilities and Stockholders' Equity:
Current liabilities:
Accrued expenses – other	$29, 002
Accrued offering costs	90,149
Total current liabilities	119,151

Deferred underwriting fees	3,750,000
Total liabilities	3,869,151

Commitments and Contingencies:
Common stock subject to possible redemption; 9,192,362 shares at $ 10.05	92,383,238
Stockholders’ Equity:
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding (including 9,192,362 subject to possible redemption)	1,250
Additional paid-in capital	5,108,801
Deficit accumulated during the development stage	(110,042)
Total stockholders' equity, net	5,000,009
Total liabilities and stockholders' equity	$101,252,398

See accompanying notes to condensed interim financial statements.

Azteca Acquisition Corporation
(a corporation in the development  stage)
CONSENSED STATEMENT OF OPERATIONS
(unaudited)

	Three Months Ended September 30, 2011	For the Period from April 15, 2011 (inception) to September 30, 2011

Revenue	$-	$-
Expenses:
General and Administrative Expenses	104,371	110,101

Loss from Operations	(104,371)	(110,101)
Interest Income	59	59

Net Loss attributable to common shares outstanding	$(104,312)	$(110,042)

Weighted average number of common shares outstanding, basic and diluted	12,119,565	7,907,544

Net loss per common share outstanding, basic and diluted	$(0.01)	$(0.01)

See accompanying notes to condensed interim financial statements.

Azteca Acquisition Corporation
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from April 15, 2011 (inception) to September 30, 2011
(unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to Sponsor on April 15, 2011 at approximately $0.0087 per share	2,875,000	$288	$24,712	$-	$25,000

Sale of 10,000,000 units on July 6, 2011, net of underwriter’s discount and offering expenses (including 9,192,362 subject to possible redemption)	10,000,000	1,000	93,967,289		93,968,289

Forfeiture of Sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(375,000)	(38)	38

Sale of 4,666,667 warrants to Sponsor on July 6, 2011			3,500,000		3,500,000

Net proceeds subject to possible redemption of 9,192,362 shares at redemption value			(92,383,238)		(92,383,238)

Net loss attributable to common stockholders				(110,042)	(110,042)

Balances, at September 30, 2011	12,500,000	$1,250	$5,108,801	$(110,042)	$5,000,009

See accompanying notes to condensed interim financial statements.

Azteca Acquisition Corporation
(a corporation in the development stage)

CONDENSED STATEMENT OF CASH FLOWS
For the period from April 15, 2011 (inception) to September 30, 2011
(unaudited)

Cash flows from operating activities
Net loss	$(110,042)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expenses	(92,760)
Accounts payable and accrued expenses	29,002

Net cash used in operating activities	(173,800)

Net cash used in investing activity, cash equivalents and investments held in Trust Account	(100,500,000)

Cash flows from financing activities
Proceeds from note payable - related party	100,000
Payment of note payable – related party	(100,000)
Payments of offering costs	(2,191,562)
Proceeds from the sale of common stock to Sponsor	25,000
Proceeds from sale of warrants to Sponsor	3,500,000
Proceeds from Public Offering	100,000,000
Net cash provided by financing activities	101,333,438

Net increase in cash	659,638

Cash, beginning of period	-
Cash, end of period	$659,638

Supplemental schedule of non-cash financing activities:

Accrued Offering Costs	$90,149
Deferred Underwriting Compensation	$3,750,000

See accompanying notes condensed interim to financial statements.

Azteca Acquisition Corporation
(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
For the Period from April 15, 2011 (inception) to September 30, 2011
(Unaudited)
(1)	Organization and Nature of Business Operations

Azteca Acquisition Corporation (the “Company”) is a newly-formed Delaware blank check company initially formed in the British Virgin Islands on April 15, 2011 and reincorporated in the State of Delaware on June 8, 2011 for the purpose of, directly or indirectly effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combination with one or more businesses or assets (“Business Combination”).

The Company is currently evaluating Business Combination targets.  All activity through September 30, 2011 relates to the Company’s formation, initial public offering (“Public Offering”) described below in Note (3), and identification and investigation of prospective target businesses with which to consummate a Business Combination. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Public Offering was declared effective on June 29, 2011. The Company consummated the Public Offering on July 6, 2011 and received net proceeds of approximately $101,218,000, which includes $3,500,000 received for the purchase of 4,666,667 warrants by Azteca Acquisition Holdings, LLC (the “Sponsor”) and is net of non-deferred underwriting commissions of $1,750,000 and $532,000 of offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the offering are intended to be generally applied toward effecting a Business Combination.  For purposes of consummating its initial Business Combination, the Company intends to focus on operating businesses that have their primary operations located in either Mexico or the United States. While the Company may pursue a Business Combination in any business industry or sector, the Company intends to focus on industries or sectors that complement its management team’s background, such as the fields of transportation, industrials, manufacturing, food and beverage, financial services, hospitality, agribusiness, media (including television and newspapers), sports, real estate, energy, and businesses focused on serving the needs of Hispanic markets.

(2)	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of September 30, 2011 and the results of operations for the three months ended September 30, 2011 and for the period from April 15, 2011  (date of inception) to September 30, 2011. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The results of operations for the period ended September 30, 2011 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

b)	Fair Value of Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet.

c)	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common shares to settle warrants held by the Sponsor (see Note (4)), as calculated using the treasury stock method.  As the Company reported a net loss for the three months ended September 30, 2011, the effect of the 14,666,667 warrants (including 4,666,667 warrants issued to the member of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive.  As a result, dilutive loss per common share is equal to basic loss per common share.

d)	Use of Estimates

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

f)	Restricted Cash Equivalents Held in the Trust Account

The amounts held in the Trust Account represent substantially all of the proceeds from the Public Offering and the simultaneous private placement and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of an initial Business Combination. The funds held in the Trust Account are primarily invested in United States Treasury securities.

g)	Investments Held In Trust Account

Investment securities consist of United States Treasury securities. The Company classifies its securities as held-to-maturity in accordance with FASB ASC 320 “Investments – Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity Treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

A decline in the market value of held-to-maturity securities below cost that is deemed to be other than temporary, results in an impairment that reduces the carrying costs to such securities’ fair value. The impairment is charged to earnings and a new cost basis for the security is established. To determine whether an impairment is other than temporary, the Company considers whether it has the ability and intent to hold the investment until a market price recovery and considers whether evidence indicating the cost of the investment is recoverable outweighs evidence to the contrary.

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations.  Some Treasury securities were purchased at a small discount during the three-month period through September 30, 2011, resulting in a non-material accretion of interest income.  Interest income is recognized when earned.

h)	Redeemable Common Stock

As discussed in Note (1), all of the 10,000,000 common shares sold as part of the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period.  Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, at September 30, 2011, 9,192,362 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.05 at September 30, 2011).

(3)	Public Offering

The Public Offering called for the Company to offer for sale 10,000,000 units at a price of $10.00 per unit (each, a “Unit”). Each Unit consists of one share of common stock of the Company, and one warrant (each, a “Warrant”). Each Warrant entitles the holder to purchase one share of common stock of the Company at a price of $12.00 per share. The Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or twelve months from the closing of the Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon exercise of the public Warrants has not been declared effective within 60 days following the closing our initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, or if Warrant holders did not exercise their Warrants on a cashless basis under the above provision, there will be no cash settlement of the Warrants and the Warrants will expire worthless. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days prior written notice of redemption, only in the event that the last sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the Warrant holders.

A contingent fee equal to 3.75% of the gross offering proceeds from the Public Offering  will become payable to Deutsche Bank Securities (the “Underwriter”) from the amounts held in the Trust Account solely in the event the Company consummates its initial Business Combination.

The Underwriter was also granted a 45-day option (August 15, 2011) to purchase up to an additional 1,500,000 Units to cover over-allotments, if any.  The Underwriter did not exercise the over-allotment option and as such the Sponsor forfeited 375,000 of the Founder Shares (as defined in Note (4) below).

(4)	Related Party Transactions

a)	Note Payable — Related Party

The Company issued an unsecured promissory note to the Sponsor for an aggregate of $100,000 on April 20, 2011. The note was non-interest bearing and was payable on the earlier of March 31, 2012 or the date on which the Company consummated the Public Offering.  This note was repaid in full on July 7, 2011.

b)	Services Agreement

The Company has agreed to pay $10,000 a month for office space, utilities, administrative services and secretarial support to Galco, Inc., an affiliate of the Sponsor. Services commenced on June 30, 2011, the date the securities were first quoted on the Over-the-Counter Bulletin Board quotation system, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination and the liquidation of the Company.  The Company paid $30,000 under this agreement through September 30, 2011.

c)	Sponsor Warrants

The Sponsor purchased, in a private placement, 4,666,667 warrants simultaneously with the closing of the Public Offering on July 6, 2011, at a price of $0.75 per warrant (a purchase price of $3,500,000) from the Company, proceeds of which are being held in the Trust Account. If the Company does not complete a Business Combination, then these proceeds will be part of the liquidating distribution to the public stockholders and the warrants issued to the Sponsor will expire worthless. The Company classifies the private placement warrants within permanent equity as additional paid-in capital in accordance with FASB ASC 815-40.

d)	Founder Shares

On April 15, 2011, the Sponsor purchased 2,875,000 shares of common stock (“Founder Shares”) for an aggregate amount of $25,000, or $0.0087 per share. On June 8, 2011, the sponsor transferred 50,000 shares to each of John Engelman and Alfredo Elias Ayub, our two independent directors, for nominal consideration (the Sponsor and Messrs. Engelman and Elias together are the “initial stockholders”).

The Founder Shares are identical to the common stock included in the Units that were sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions, as described in more detail below. The Sponsor agreed to and did forfeit 375,000 Founder Shares after the Underwriter informed the Company that it would not exercise any of the over-allotment option described in Note (3) above.

(5)	Investments Held In Trust Account

Upon the closing of the Public Offering and the simultaneous private placement of the Sponsor warrants, a total of $100,500,000 was placed in the Trust Account. As of September 30, 2011, investment securities in the Company’s Trust Account consisted of $100,500,000 in U.S. government Treasury bills with a maturity of 180 days or less. The carrying amount, excluding accrued interest income, gross unrealized holding losses and fair value of held-to-maturity securities at September 30, 2011, was as follows:

	Carrying Amount	Gross Unrealized Holding Loss	Fair Value
Held-to-maturity:
United States Treasury Securities	$100,500,000	$(843)	$100,499,157

(6)	Fair Value Measurements

The Company has adopted ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	September 30, 2011 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$100,499,157	$100,499,157	$-	$-

(7)	Stockholders’ Equity

Common Shares  — the Company has 100,000,000 shares of common stock authorized.  Holders of the Company’s common shares are entitled to one vote for each common share. At September 30, 2011, there were 12,500,000 shares of common stock outstanding.

Preferred Shares  — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At September 30, 2011, there were no shares of preferred stock outstanding.

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

Results of Operations

For the period from April 15, 2011 (inception) through September 30, 2011 we had a net loss of $110,042, including a net loss of $104,312 for the period from July 1, 2011 to September 30, 2011.

We have neither engaged in any operations nor generated any revenues to date.  All activity through September 30, 2011 relates to our formation, our private placements and Public Offering, the identification and evaluation of prospective candidates for an initial Business Combination, and general corporate matters.  Since the completion of our Public Offering, we have not generated any operating revenues and will not until after completion of our initial Business Combination, at the earliest.  We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities.   We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

On July 6, 2011, we consummated our Public Offering of 10,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of 4,666,667 warrants (the “Sponsor Warrants”) to Azteca Acquisition Holdings, LLC (our “Sponsor”) for $3.5 million. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of approximately $101,218,289, net of the non-deferred portion of the underwriting commissions of $1.75 million and offering costs and other expenses of approximately $531,711.  Upon the closing of the Public Offering and the private placement, $100.5 million was placed into a Trust Account.  As of September 30, 2011, investment securities in our Trust Account consisted of $100,500,000 in U.S. government Treasury bills with a maturity of 180 days or less.  Out of the proceeds of our Public Offering which remained available outside of the Trust Account, we obtained officers and directors insurance covering a 12 month period from June 27, 2011 through December 31, 2012 for a cost of $100,192, with a prepaid balance at September 30, 2011 of $82,760.

As of September 30, 2011, we had a cash and cash equivalent balance of $659,638, held outside of our Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

For the period from April 15, 2011 (date of inception) to September 30, 2011, we used cash of $173,800 in operating activities, which was largely attributable to a net loss for the period of $110,042 and the payment of officers’ and directors’ insurance, which had a prepaid balance of $82,760.

We intend to use substantially all of the funds held in the Trust Account (net of taxes and amounts released to us for working capital purposes) to consummate our initial Business Combination. To the extent that our capital stock or debt is used, in whole or in part, as consideration to consummate our initial Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategy.

We believe that we have sufficient funds available to complete our efforts to effect an initial Business Combination within 21 months from the date of our Public Offering. To meet our working capital needs, our Sponsor, an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount they deem reasonable in its, his or her sole discretion, which may be convertible into warrants of the post business transaction entity at a price of $0.75 per warrant at the option of the lender, up to a limit of $500,000. The warrants would be identical to the Sponsor warrants. The terms of such loans, if any, have not been determined and no written agreements exist.

We do not believe we will need to raise additional funds until the consummation of our initial Business Combination to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate an initial Business Combination. Subject to compliance with applicable securities laws, we would only consummate such financing simultaneously with the consummation of our initial Business Combination.

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

Investments Held in Trust Account:

Upon the closing of our Public Offering and private placement in July 2011, $100,500,000 was placed into a Trust Account with Continental Stock Transfer & Trust Company serving as trustee. As of September 30, 2011, investment securities in our Trust Account consisted of $100,500,000 in U.S. government Treasury bills with a maturity of 180 days or less.

Net loss per common share:

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common shares to settle warrants held by the Sponsor (see Note (4)), as calculated using the treasury stock method.  As the Company reported a net loss for the three months ended September 30, 2011, the effect of the 14,666,667 warrants (including 4,666,667 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive.  As a result, dilutive loss per common share is equal to basic loss per common share.

Offering costs:

Offering costs consisting principally of legal, accounting, underwriting and filing fees incurred through the balance sheet date that were related to the public offering and private placements have been charged to stockholders’ equity upon the completion of our public offering.

Recent accounting pronouncements:

Management does not believe that any recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the Company’s interim financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on June 8, 2011 for the purpose of effecting a Business Combination. We were considered in the development stage at September 30, 2011 and had not yet commenced any operations or generated any revenues. All activity through September 30, 2011 relates to our formation, our Public Offering, the identification and evaluation of prospective candidates for an initial Business Combination, and general corporate matters.  The net proceeds of the Public Offering and the private placement in July 2011 were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Co-Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Co-Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based upon their evaluation, our Chief Executive Officer and Co-Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Use of Proceeds from the Initial Public Offering

On July 6, 2011, we consummated our Public Offering of 10,000,000 units, with each unit consisting of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $12.00 per share. The warrants will become exercisable on the later of (i) 30 days after the completion of the initial Business Combination and (ii) 12 months from the closing of the Public Offering. The warrants expire five years after the completion of our initial Business Combination or earlier upon redemption or liquidation. Once the warrants become exercisable, the warrants will be redeemable in whole and not in part at a price of $0.01 per warrant upon a minimum of 30 days’ notice if, and only if, the last sale price of our common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day before we send the notice of redemption. The units in the Public Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $100,000,000. Deutsche Bank Securities acted as sole book-running manager of the Public Offering (the “Underwriters”). We also registered an option to the Underwriters to purchase an aggregate of 1,500,000 units to cover over-allotment, if any.  The Underwriters did not exercise the over-allotment option in full or in part.  The securities sold in the Public Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333- 173687). The SEC declared the registration statement effective on June 29, 2011.

We paid a total of $1.75 million in underwriting discounts and commissions and approximately $531,711 for other costs and expenses related to the offering.  In addition, the Underwriters agreed to defer $3.75 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination, if consummated. We also repaid a note outstanding to our Sponsor (an entity controlled by Gabriel Brener, our Chief Executive Officer) from the proceeds of the Public Offering.

After deducting the underwriting discounts and commissions (excluding the deferred portion of $3.75 million in underwriting discounts and commissions, which amount will be payable upon consummation of our initial Business Combination if consummated) and the offering expenses, the total net proceeds from our Public Offering and the private placement of Sponsor Warrants was approximately $101,218,289, of which $100,500,000 (or approximately $10.05 per unit sold in the initial public offering) was placed in a trust account.  The proceeds held in the Trust Account may be invested by the trustee only in cash or U.S. government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act and that invest solely in U.S. Treasuries.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED AND RESERVED

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit Number	Description

31.1*	Certification of the Co-Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of the Co-Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2*	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
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

AZTECA ACQUISITION CORPORATION

Dated: November 14, 2011	/s/ Gabriel Brener
Gabriel Brener Chief Executive Officer (Principal executive officer)

Dated: November 14, 2011	/s/ Clive Fleissig
Clive Fleissig Co-Chief Financial Officer and Executive Vice President (Principal financial and accounting officer)