Form 10-K
period 2011-12-31
Azteca Acquisition Corp
filed 2012-03-21
CIK 1518749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54443

Azteca Acquisition Corporation

Delaware	45-2487011
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

421 N. Beverly Drive, Suite 300

Beverly Hills, CA 90210

(310) 553-7009

(Address, including zip code, and telephone number, including area code, of registrant’s principal executive offices)

None

Securities registered pursuant to Section 12(b) of the Act

N/A

Name of each exchange on which registered

Common Stock, $.0001 par value per share

Warrants to purchase shares of Common Stock

Units, each comprising of one share of Common Stock and one Warrant

Securities registered pursuant to Section 12(g) of the Act:

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒    No  ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

The aggregate market value of the Units (which were the only trading voting and non-voting common equity) outstanding, other than shares held by persons who may be deemed affiliates of the Registrant, computed by reference to the closing sales price for the Registrant’s Units on June 30, 2011, as reported on the OTC Bulletin Board, was $100,000,000. As of March 19, 2012, there were 12,500,000 shares of common stock, par value $.0001 per share, of the registrant outstanding.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to,:

•	our ability to complete our initial business combination;

•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	our potential ability to obtain additional financing to complete our initial business combination;

•	our pool of prospective target businesses;

•	the ability of our officers and directors to generate a number of potential investment opportunities;

•	our public securities’ potential liquidity and trading;

•	the lack of a market for our securities;

•	the use of proceeds not held in the trust account or available to us from interest income on the trust account; and

•	our financial performance following the offering.

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 14. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

These risks and others described under “Risk Factors” may not be exhaustive.

By their nature, forward-looking statements involve risks and uncertainties because they relate to events and depend on circumstances that may or may not occur in the future. We caution you that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and developments in the industry in which we operate may differ materially from those made in or suggested by the forward-looking statements contained in this Annual Report on Form 10-K. In addition, even if our results or operations, financial condition and liquidity, and developments in the industry in which we operate are consistent with the forward-looking statements contained in this Annual Report on Form 10-K, those results or developments may not be indicative of results or developments in subsequent periods.

Unless otherwise provided in this Annual Report on Form 10-K, references to “the Company,” “Azteca”, “the Registrant,” “we,” “us” and “our” refer to Azteca Acquisition Corporation.

PART I

Item 1.     Business

Introduction

Azteca Acquisition Corporation (the “Company”, “Azteca”, “we”, or “us”) is a blank check company that was initially formed in the British Virgin Islands on April 15, 2011 and reincorporated in the State of Delaware on June 8, 2011, for the purpose of directly or indirectly, effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combination with one or more businesses or assets (“business combination”). Pursuant to our amended and restated certificate of incorporation, we will have until April 6, 2013 to consummate our business combination. If we are unable to consummate our initial business combination within such time, we will, as promptly as possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in our trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption, cease all operations except for the purposes of winding up of our affairs, as further described herein and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Prior to June 29, 2011, our efforts were limited to organizational activities and our initial public offering (the “offering”), and since that time to the search for a suitable business combination.

Our executive offices are located at 421 Beverly Drive, Suite 300, Beverly Hills, CA 90210 and our telephone number at that location is (310) 553-7009.

Significant Activities Since Inception

A registration statement for the offering was declared effective June 29, 2011. On July 6, 2011, the Company sold 10,000,000 units (“units”) in the offering at a price of $10.00 per unit. Each unit consists of one share of the Company’s common stock, $.0001 par value per share (“common stock”) and one common stock purchase warrant (“warrant”). Each warrant entitles the holder to purchase from the Company one share of common stock at an exercise price of $12.00 commencing the later of 30 days following the completion of an initial business combination or July 6, 2012 (one year from the effective date of the offering), and expiring five years from the date of our initial business combination, or earlier upon redemption or liquidation. The Company may redeem the warrants at a price of $0.01 per warrant upon 30 days prior notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $18.00 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. On July 6, 2011, the Company received net proceeds of approximately $101,125,000 (which includes proceeds from the sale of sponsor warrants, as described below) before deducting deferred underwriting compensation of $3,750,000.

On July 6, 2011, Azteca Acquisition Holdings, LLC (the “sponsor”) purchased warrants exercisable for up to 4,666,667 shares of common stock (“sponsor warrants”) from the Company for $3,500,000. The sponsor warrants are identical to the warrants sold in the offering, except that if held by the original holders or their permitted assigns, they may be exercised for cash or on a cashless basis and are not subject to being called for redemption.

Subsequent to the offering, an amount of $100,500,000 (including $3,750,000 of deferred underwriters fee) of the net proceeds of the offering was deposited in an interest-bearing trust account (“trust account”) and invested only in United States government treasury bills with a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act of 1940 and that invest solely in United States treasuries.

On June 30, 2011, our units commenced trading on the OTC Bulletin Board under the symbol “AZTAU”. Holders of our units were able to separately trade the common stock and warrants included in such units commencing on August 22, 2011 and the trading in the units has continued under the symbol AZTAU. The common stock and warrants are quoted on the OTC Bulletin Board under the symbols AZTA and AZTAW, respectively.

Effecting a Business combination

General

We have neither engaged in any commercial operations nor generated any revenues to date. Our only activities since inception have been organizational activities and those necessary to prepare for the offering, and following the offering, the search for a suitable business combination target. We will not generate any operating revenues until after completion of our initial business combination, at the earliest. We will, however, generate non-operating income in the form of interest income on cash and cash equivalents until the completion of our initial combination. After the date of this Annual Report, we expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses relating to the consummation of our initial business combination.

If our initial business combination is paid for using shares or debt securities, or not all of the funds released from the trust account are used for payment of the purchase price in connection with our business combination or used for redemptions of purchases of our common stock, we may apply the cash released to us from the trust account that is not applied to the purchase price for general corporate purposes, including for maintenance or expansion of operations of acquired businesses, the payment of principal or interest due on indebtedness incurred in consummating our initial business combination, to fund the purchase of other companies or for working capital.

Because, unlike many blank check companies, we do not have the limitation that a target business have a minimum fair market value of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, we will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. Although our management will assess the risks inherent in a particular target business with which we may combine, this assessment may not result in our identifying all risks that a target business may encounter. Furthermore, some of those risks may be outside of our control, meaning that we can do nothing to control or reduce the chances that those risks will adversely impact a target business.

We may seek to raise additional funds through a private offering of debt or equity securities in connection with the consummation of our initial business combination, and we may effectuate our initial business combination using the proceeds of such private offering rather than using the amounts held in the trust account. Subject to compliance with applicable securities laws, we would consummate such financing only simultaneously with the consummation of our business combination. In the case of an initial business combination funded with assets other than the trust account assets, our tender offer documents or proxy materials disclosing the business combination would disclose the terms of the financing and, only if required by law, we would seek stockholder approval of such financing. There are no prohibitions on our ability to raise funds privately or through loans in connection with our initial business combination. At this time, we are not a party to any arrangement or understanding with any third party with respect to raising any additional funds through the sale of securities or otherwise.

Sources of target businesses

We anticipate that potential target business candidates will continue to be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity groups, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls or mailings. These sources also may introduce us to target businesses in which they think we may be interested on an unsolicited basis, since many of these sources will have read our public filings and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, also may bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions. In addition, we expect to receive a number of proprietary deal flow opportunities that would not otherwise necessarily be available to us as a result of the track record and business relationships of our officers and directors. While we do not presently anticipate engaging the services of professional firms or other individuals that specialize in business acquisitions on any formal basis, we may engage these firms or other individuals in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. We will engage a finder only to the extent our management determines that the use of a finder may bring opportunities to us that may not otherwise be available to us or if finders approach us on an unsolicited basis with a potential transaction that our management determines is in our best interest to pursue. Payment of finder’s fees is customarily tied to completion of a transaction, in which case any such fee will be paid out of the funds held in the trust account. In no event, however, will our sponsor or any of our existing officers or directors, or any entity with which they are affiliated, be paid any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of our initial business combination (regardless of the type of transaction that it is). None of our sponsor, officers, directors and any of their respective affiliates will be allowed to receive any compensation, finder’s fees or consulting fees from a prospective acquisition target in connection with a contemplated acquisition of such target by us. Although some of our officers and directors may enter into employment or consulting agreements with the acquired business following our initial business combination, the presence or absence of any such arrangements will not be used as a criteria in our selection process of an acquisition candidate.

We are not prohibited from pursuing an initial business combination with a company that is affiliated with our sponsor, officers or directors. In the event we seek to complete our initial business combination with such a company, we, or a committee of independent directors, would obtain an opinion from an independent investment banking firm which is a member of FINRA that such an initial business combination is fair to our stockholders from a financial point of view. Generally, such opinion is rendered to a company’s board of directors and investment banking firms may take the view that stockholders may not rely on the opinion. Such view will not impact our decision on which investment banking firm to hire.

Selection of a target business and structuring of our initial business combination

Because, unlike many blank check companies, we do not have the limitation that a target business have a minimum fair market value equal to a specified percentage of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, our management will have virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses, although we will not be permitted to effectuate our initial business combination with another blank check company or a similar company with nominal operations. In any case, we will only consummate an initial business combination in which we become the majority stockholder of the target or are not required to register as an investment company under the Investment Company Act. There is no basis for stockholders to evaluate the possible merits or risks of any target business with which we may ultimately complete our initial business combination. Although our management will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all significant risk factors.

In evaluating a prospective target business, we expect to conduct a thorough due diligence review which will encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single business. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination with only a single entity, our lack of diversification may:

•	subject us to negative economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact on the particular industry in which we operate after our initial business combination, and

•	cause us to depend on the marketing and sale of a single product or limited number of products or services.

Limited ability to evaluate the target’s management team

Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting our initial business combination with that business, our assessment of the target business’ management may not prove to be correct. The future role of members of our management team, if any, in the target business cannot presently be stated with any certainty. Consequently, members of our management team may not become a part of the target’s management team, and the future management may not have the necessary skills, qualifications or abilities to manage a public company. Further, it is also not certain whether one or more of our directors will remain associated in some capacity with us following our initial business combination. Moreover, members of our management team may not have significant experience or knowledge relating to the operations of the particular target business. Our key personnel may not remain in senior management or advisory positions with the combined company. The determination as to whether any of our key personnel will remain with the combined company will be made at the time of our initial business combination.

Following our initial business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We may not have the ability to recruit additional managers, or that additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management.

Stockholders may not have the ability to approve our initial business combination

We intend to conduct redemptions without a stockholder vote pursuant to the tender offer rules of the SEC. Therefore we do not intend to seek stockholder approval before we effect our initial business combination as not all business combinations require stockholder approval under applicable state law.

However, we will seek stockholder approval, if it is required by law, or we may decide to seek stockholder approval for business or other legal reasons. Presented in the table below is a graphic explanation of the types of initial business combinations we may consider and whether we expect stockholder approval would be required under the DGCL for each such transaction.

Type of Transaction	Whether Stockholder Approval is Required

Purchase of assets	No

Purchase of stock of target not involving a merger with the company	No

Merger of target with a subsidiary of the company	No

Merger of the company with a target	Yes

Permitted purchases of our securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, prior to the consummation of our initial business combination, the investment management trust agreement between us and Continental Stock Transfer & Trust Company permits the release to us from the trust account amounts necessary to purchase up to 15% of the shares sold in the offering (1,500,000 shares) at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the record date for the vote to be held to approve our initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of any material non-public information and may not be made during a restricted period under Regulation M under the Exchange Act. Although we originally intended to comply with its provisions, due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 under the Exchange Act and still accomplish the intended goals of such purchases. Therefore, we may not comply with Rule 10b-18 and may make purchases outside of the requirements of Rule 10b-18 as we see fit. This could result in our liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account ($10.05 per share). We can purchase any or all of the 1,500,000 shares we are entitled to purchase. It will be entirely in our discretion as to how many shares are purchased. Purchasing decisions will be made based on various factors, including the then current market price of our common stock and the terms of the proposed business combination. All shares purchased by us will be immediately cancelled. Such open market purchases, if any, would be conducted by us to minimize any disparity between the then current market price of our common stock and the per-share amount held in the trust account. A market price below the per-share trust amount could provide an incentive for purchasers to buy our shares after the filing of our preliminary proxy statement at a discount to the per-share amount held in the trust account for the sole purpose of voting against our initial business combination and exercising redemption rights for the full per-share amount held in the trust account. Such trading activity could enable such stockholders to block our initial business combination by making it difficult for us to obtain the approval of such business combination by the vote of a majority of our outstanding common stock that is voted.

In addition, in the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares effective as of the consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account. Our sponsor, directors, officers, advisors or their affiliates also may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (i) increase the likelihood of obtaining stockholder approval of the business combination or (ii), where the purchases are made by our sponsor, directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of our initial business combination that may not otherwise have been possible.

As a consequence of any such purchases by us:

•	the funds in our trust account that are so used will not be available to us after the business combination;

•	the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on a national securities exchange;

•	because the stockholders who sell their shares in a privately negotiated transaction or pursuant to market transactions as described above may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the deferred underwriting commissions or taxes payable, our remaining stockholders may bear the entire payment of such deferred commissions and taxes payable (as well as, in the case of purchases which occur prior to the consummation of our initial business combination, up to $50,000 of net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination by April 6, 2013). That is, if we seek stockholder approval of our initial business combination, the redemption price per share payable to public stockholders who elect to have their shares redeemed will be reduced by a larger percentage of the taxes payable than it would have been in the absence of such privately negotiated or market transactions, and stockholders who do not elect to have their shares redeemed and remain our stockholders after the business combination will bear the economic burden of the deferred commissions and taxes payable because such amounts will be payable by us; and

•	the payment of any premium would result in a reduction in book value per share for the remaining stockholders compared to the value received by stockholders that have their shares purchased by us at a premium.

Our sponsor, officers, directors and/or their affiliates anticipate that they will identify the stockholders with whom our sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with our initial business combination. To the extent that our sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the business combination. Pursuant to the terms of such arrangements, any shares so purchased by our sponsor, officers, advisors, directors and/or their affiliates would then revoke their election to redeem such shares. The terms of such purchases would operate to facilitate our ability to consummate a proposed business combination by potentially reducing the number of shares redeemed for cash.

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem their shares upon the consummation of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is initially anticipated to be $10.05 per share. Our initial stockholders (our sponsor and two independent directors) have agreed to waive their right to receive liquidating distributions if we fail to consummate our initial business combination within the requisite time period. However, if our sponsor or any of our officers, directors or affiliates acquire public shares after the offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate our initial business combination within the required time period

Manner of Conducting Redemptions

Unlike many blank check companies that hold stockholder votes and conduct proxy solicitations in conjunction with their initial business combinations and provide for related redemptions of public shares for cash upon consummation of such initial business combinations even if not required by law, if a stockholder vote is not required by law and we do not decide to hold a stockholder vote for business or other legal reasons, we will, pursuant to our amended and restated certificate of incorporation:

•	offer to redeem our public shares pursuant to Rule 13e-4 and Regulation 14E of the Exchange Act, which regulate issuer tender offers, and

•	file tender offer documents with the SEC prior to consummating our initial business combination which will contain substantially the same financial and other information about the initial business combination and the redemption rights as is required under Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and we will not be permitted to consummate our initial business combination until the expiration of the tender offer period.

In the event we conduct redemptions pursuant to the tender offer rules, our offer to redeem shall remain open for at least 20 business days, in accordance with Rule 14e-1(a) under the Exchange Act.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. However, the redemption threshold may be further limited by the terms and conditions of our proposed initial business combination. For example, the proposed business combination may require: (i) cash consideration to be paid to the target or members of its management team, (ii) cash to be transferred to the target for working capital or other general corporate purposes or (iii) the allocation of cash to satisfy other conditions in accordance with the terms of the proposed business combination. In the event the aggregate cash consideration we would be required to pay for all shares that are validly tendered plus any amount required to satisfy cash conditions pursuant to the terms of the proposed business combination exceed the aggregate amount of cash available to us, we will not consummate the business combination, we will not purchase any shares pursuant to the tender offer and all shares will be returned to the holders thereof following the expiration of the tender offer. Additionally, since we are required to maintain net tangible assets of at least $5,000,001 (which may be substantially higher depending on the terms of our potential business combination), the chance that the holders of our common stock electing to redeem in connection with a redemption conducted pursuant to the proxy rules will cause us to fall below such minimum requirement is increased.

When we conduct a tender offer to redeem our public shares upon consummation of our initial business combination, in order to comply with the tender offer rules, the offer will be made to all of our stockholders, not just our public stockholders. Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with any such tender offer.

If, however, stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, we will:

•	conduct the redemptions in conjunction with a proxy solicitation pursuant to Regulation 14A of the Exchange Act, which regulates the solicitation of proxies, and not pursuant to the tender offer rules, and

•	file proxy materials with the SEC.

In the event that we seek stockholder approval of our initial business combination, we will distribute proxy materials and, in connection therewith, provide our public stockholders with the redemption rights described above upon consummation of the initial business combination.

If we seek stockholder approval, we will consummate our initial business combination only if a majority of the outstanding common stock voted is voted in favor of the business combination. In such case, our initial stockholders have agreed to vote their founder shares and any public shares purchased during or after the offering in favor of our initial business combination and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of our initial business combination. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the proposed transaction. In addition, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination.

Many blank check companies would not be able to consummate our initial business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with our initial business combination. Since we have no such specified maximum redemption threshold, our structure is different in this respect from the structure that has been used by many blank check companies. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

Limitation on redemption rights upon consummation of our initial business combination and voting rights if we seek stockholder approval

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our amended and restated certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the offering. Moreover, any individual stockholder or “group” will also be restricted from voting public shares in excess of an aggregate of 15% of the public shares sold in the offering. We believe these restrictions will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights or vote against a proposed business combination as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in the offering could threaten to exercise its redemption rights or voting rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem or vote no more than 15% of the shares sold in the offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to consummate our initial business combination, particularly in connection with our initial business combination with a target that requires as a closing condition that we have a minimum net worth or a certain amount of cash.

Tendering share certificates in connection with a tender offer or redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to either tender their certificates to our transfer agent prior to the expiration date set forth in the tender offer documents or proxy materials mailed to such holders, or in the event we distribute proxy materials, up to two business days prior to the vote on the proposal to approve the business combination in the event we distribute proxy materials, or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The tender offer or proxy materials, as applicable, that we will furnish to holders of our public shares in connection with our initial business combination will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the business combination if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC System. The transfer agent will typically charge the tendering broker $35.00 and it would be up to the broker whether or not to pass this cost on to the redeeming holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise redemption rights to tender their shares. The need to deliver shares is a requirement of exercising redemption rights regardless of the timing of when such delivery must be effectuated.

The foregoing is different from the procedures used by many blank check companies. In order to perfect redemption rights in connection with their business combinations, many blank check companies would distribute proxy materials for the stockholders’ vote on our initial business combination, and a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to exercise his redemption rights. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the company’s shares in the market. If the price rose above the redemption price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. As a result, the redemption rights, to which stockholders were aware they needed to commit before the stockholder meeting, would become “option” rights surviving past the consummation of the business combination until the redeeming holder delivered its certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a redeeming holder’s election to redeem is irrevocable once the business combination is approved.

Any request to redeem such shares, once made, may be withdrawn at any time up to the date set forth in the tender offer materials or the date of the stockholder meeting set forth in our proxy materials, as applicable. Furthermore, if a holder of a public share delivered its certificate in connection with an election of redemption rights and subsequently decides prior to the applicable date not to elect to exercise such rights, such holder may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to holders of our public shares electing to redeem their shares will be distributed promptly after the completion of our initial business combination.

If the initial business combination is not approved or completed for any reason, then our public stockholders who elected to exercise their redemption rights would not be entitled to redeem their shares for the applicable pro rata share of the trust account. In such case, we will promptly return any certificates delivered by public holders who elected to redeem their shares.

If our initial proposed business combination is not consummated, we may continue to try to consummate our initial business combination with a different target until April 6, 2013.

Redemption of public shares and liquidation if no initial business combination

Our sponsor, officers and directors have agreed that we must complete our initial business combination by April 6, 2013. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by April 6, 2013, we will distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs. This redemption of public stockholders from the trust account shall be done automatically by function of our amended and restated certificate of incorporation and prior to any voluntary winding up, although at all times subject to the DGCL. We and our directors and officers have agreed not to propose any amendment to our amended and restated certificate of incorporation that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by April 6, 2013.

The redemption will trigger automatic distribution procedures and any subsequent necessary action by us in the discretion of our directors, resulting in our voluntary liquidation and subsequent dissolution. We would be dissolved once the certificate of dissolution is filed with the Secretary of State of the State of Delaware.

We will instruct the trustee to distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata, to our public stockholders. Our initial stockholders have agreed to waive their redemption rights with respect to their founder shares if we fail to consummate our initial business combination by April 6, 2013. However, if our sponsor, or any of our officers, directors or affiliates acquire public shares after the offering, they will be entitled to redemption rights with respect to such public shares if we fail to consummate our initial business combination within the required time period. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless in the event we do not consummate our initial business combination by April 6, 2013. We will pay the costs of our liquidation of the trust account from our remaining assets outside of the trust account. However, if those funds are not sufficient to cover these costs and expenses, we may request the trustee to release to us an amount of up to $50,000 of such accrued interest to pay those costs and expenses.

If we were to expend all of the net proceeds of the offering, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the per-share redemption amount received by stockholders upon our dissolution would be $10.05. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors which would have higher priority than the claims of our public stockholders. The actual per-share redemption amount received by stockholders may be less than $10.05, plus interest (net of any taxes payable).

Our amended and restated certificate of incorporation provides that we will continue in existence only until April 6, 2013. If we have not completed our initial business combination by such date, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than five business days thereafter, redeem the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. The pro rata portion of our trust account distributed to our public stockholders upon the redemption of our outstanding public shares in the event we do not complete our initial business combination by April 6, 2013 may be considered a liquidation distribution under Delaware law. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.

Furthermore, if the pro rata portion of our trust account distributed to our public stockholders upon the redemption of our public shares in the event we do not complete our initial business combination by April 6, 2013 is not considered a liquidation distribution under Delaware law and such redemption distribution is deemed to be unlawful, then pursuant to Section 174 of the Delaware General Corporation Law, the statute of limitations for claims of creditors could then be six years after the unlawful redemption distribution, instead of three years, as in the case of a liquidation distribution. If we are unable to complete a business combination within the prescribed time frame, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than five business days thereafter, redeem the outstanding public stock, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. Accordingly, it is our intention to redeem our public shares as soon as reasonably possible following April 6, 2013 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date.

Because we will not be complying with Section 280 of the Delaware General Corporation Law, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan, based on facts known to us at such time that will provide for our payment of all existing and pending claims or claims that may be potentially brought against us within the subsequent 10 years. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors or prospective target businesses.

Although we have and will continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements or even if they execute such agreements that they would be prevented from bringing claims against the trust account including but not limited to fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain an advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative. Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. In order to protect the amounts held in the trust account, Mr. Brener, our Chairman, CEO and President, has agreed to indemnify us if and to the extent any claims by a vendor for services rendered or products sold to us, or a prospective target business with which we have discussed entering into a transaction agreement, reduce the amounts in the trust account to below $10.05 per share, except as to any claims by a third party who executed a waiver of any and all rights to seek access to the trust account and except as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. In the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Brener will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Brener has sufficient funds to satisfy his indemnity obligations and, therefore, Mr. Brener may not be able to satisfy those obligations. However, we currently believe Mr. Brener is of substantial means and capable of funding a shortfall in our trust account, even though we have not asked him to reserve for such eventuality. We believe the likelihood of Mr. Brener having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

In the event that the proceeds in the trust account are reduced below $10.05 per share and Mr. Brener asserts that he is unable to satisfy any applicable obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Brener to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Brener to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. Accordingly, due to claims of creditors, the actual value of the per-share redemption price may be less than $10.05 per share.

We will seek to reduce the possibility that Mr. Brener will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Brener will also not be liable as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. We will have access to the remaining $505,803 from the proceeds of the offering not held in the trust account as of December 31, 2011, and all of the interest income on the balance of the trust account (net of taxes payable) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). Based upon the current interest rate environment, we do not anticipate a meaningful amount of interest to be earned that will be available to us and we estimate such amount will be approximately $17,000 in interest income over the 21 month term of the trust account; however; we can provide no assurance as to this amount. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Our public stockholders will be entitled to receive funds from the trust account only in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation or if they redeem their shares in connection with an initial business combination that we consummate. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account. In the event we seek stockholder approval in connection with our initial business combination, a stockholder’s voting in connection with the business combination alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their founder shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of any subsequent liquidation from our remaining assets outside of the trust account and from the interest income on the balance of the trust account (net of income and other tax obligations) that will be released to us to fund our working capital requirements. If such funds are insufficient, our sponsor has agreed to pay the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $50,000) and have agreed not to seek repayment of such expenses.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of our failure to complete our initial business combination in the required time period, if the stockholders sell their shares to us prior to the consummation of our initial business combination or if the stockholders seek to have us convert or purchase their respective shares upon a business combination which is actually completed by us. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we may not be able to return to our public stockholders at least $10.05 per share.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after April 6, 2013, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Employees

We currently have five executive officers. Members of our management team are not obligated to devote any specific number of hours to our matters but they intend to devote as much of their time as they deem necessary to our affairs until we have completed our initial business combination. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process we are in, and regulatory matters. We do not intend to have any full time employees prior to the consummation of our initial business combination.

Competition

In identifying, evaluating and selecting a target business for our initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have significant experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore, our obligation to pay cash in connection with our public stockholders who exercise their redemption rights may reduce the resources available to us for an initial business combination and our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Either of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Item 1A. Risk Factors

You should carefully consider the following risk factors and all other information contained in this Annual Report, including the financial statements. If any of the following risks occur, our business, financial conditions or results of operations may be materially and adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to the Company and our business.

Risks Associated With Our Business

We are a blank check company in the development stage with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a blank check company with no operating results, and we will not commence operations until obtaining funding through the offering and consummating our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning our initial business combination and may be unable to complete our initial business combination. If we fail to complete our initial business combination, we will never generate any operating revenues.

Our public stockholders may not be afforded an opportunity to vote on our proposed business combination, unless such vote is required by law, which means we may consummate our initial business combination even though a majority of our public stockholders do not support such a combination.

We may not hold a stockholder vote before we consummate our initial business combination unless the business combination would require stockholder approval under applicable state law or if we decide to hold a stockholder vote for business or other legal reasons. Accordingly, we may consummate our initial business combination even if holders of a majority of our public shares do not approve of the business combination we consummate.

Your only opportunity to affect the investment decision regarding a potential business combination may be limited to the exercise of your right to redeem your shares from us for cash, unless we seek stockholder approval of the business combination.

You may not be provided with an opportunity to evaluate the specific merits or risks of one or more target businesses. Because our board of directors may consummate our initial business combination without seeking stockholder approval, public stockholders may not have the right or opportunity to vote on the business combination, unless we seek such stockholder vote. Accordingly, your only opportunity to affect the investment decision regarding a potential business combination may be limited to exercising your redemption rights within the period of time (which will be at least 20 business days) set forth in our tender offer documents mailed to our public stockholders in which we describe our business combination.

The ability of our public stockholders to redeem their shares for cash may make our financial condition unattractive to potential business combination targets, which may make it difficult for us to enter into our initial business combination with a target.

We may enter into a transaction agreement with a prospective target that requires as a closing condition that we have a minimum net worth or a certain amount of cash. If too many public stockholders exercise their redemption rights, we may not be able to meet such closing condition, and as a result, would not be able to proceed with the business combination. Furthermore, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Our certificate of incorporation requires us to provide all of our public stockholders with an opportunity to redeem all of their shares in connection with the consummation of any initial business combination, although our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of our initial business combination. In addition, our directors and officers have also agreed to waive their redemption rights with respect to any public shares in connection with the consummation of our initial business combination. Consequently, if accepting all properly submitted redemption requests would cause our net tangible assets to be less than $5,000,001 or such greater amount necessary to satisfy a closing condition as described above, we would not proceed with such redemption and the related business combination and may instead search for an alternate business combination. Prospective targets would be aware of these risks and, thus, may be reluctant to enter into our initial business combination transaction with us.

The ability of a large number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of our business combination, we may redeem pursuant to a tender offer up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. If our business combination requires us to use substantially all of our cash to pay the purchase price, the redemption threshold may be further limited. Alternatively, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. If the acquisition involves the issuance of our shares as consideration, we may be required to issue a higher percentage of our shares to the target or its stockholders to make up for the failure to satisfy a minimum cash requirement. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

If, pursuant to the terms of our proposed business combination, we are required to maintain a minimum net worth or retain a certain amount of cash in trust in order to consummate the business combination and regardless of whether we proceed with redemptions under the tender or proxy rules, the probability that our business combination would be unsuccessful is increased. If our business combination is unsuccessful, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by April 6, 2013 may give potential target businesses leverage over us in negotiating our initial business combination and may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate our initial business combination on terms that would produce value for our stockholders.

Any potential target business with which we enter into negotiations concerning our initial business combination will be aware that we must consummate our initial business combination by April 6, 2013. Consequently, such target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

We may not be able to consummate our initial business combination by April 6, 2013, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

Our sponsor, officers and directors have agreed that we must complete our initial business combination by April 6, 2013. We may not be able to find a suitable target business and consummate our initial business combination within such time period. If we are unable to consummate our initial business combination by April 6, 2013, we will distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. This redemption of public stockholders from the trust account shall be done automatically by function of our amended and restated certificate of incorporation and prior to any voluntary winding up. We and our directors and officers have agreed not to propose any amendment to our amended and restated certificate of incorporation that would affect the substance and timing of our obligation to redeem our public shares if we are unable to consummate our initial business combination by April 6, 2013.

Our purchases of shares of common stock in the open market may support the market price of the common stock and/or warrants during the buyback period and, accordingly, the termination of the support provided by such purchases may materially adversely affect the market price of the units, common stock and/or warrants.

Unlike many blank check companies, if we seek stockholder approval of our initial business combination, prior to the consummation of our initial business combination, the investment management trust agreement between us and Continental Stock Transfer & Trust Company permits the release to us from the trust account amounts necessary to purchase up to 15% of the shares sold in the offering (1,500,000 shares) at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the record date for the vote to be held to approve our initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of material non-public information and will not be made during a restricted period under Regulation M under the Exchange Act. Consequently, if the market does not view our initial business combination positively, these purchases may have the effect of counteracting the market’s view of our initial business combination, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchase may materially adversely affect the market price of our securities.

If we seek stockholder approval of our initial business combination, we, our sponsor, directors, officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case we or they may influence a vote in favor of a proposed business combination that you do not support.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares following consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules. Our sponsor, directors, officers, advisors or their affiliates also may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Although neither we nor they currently anticipate paying any premium purchase price (over trust value) for such public shares, in the event we or they do, the payment of a premium may not be in the best interest of those stockholders not receiving any such premium. In addition, the payment of a premium by us after the consummation of our initial business combination may not be in the best interest of the remaining stockholders who do not redeem their shares. Such stockholders may experience a reduction in book value per share compared to the value received by stockholders that have their shares purchased by us at a premium. In addition, in the event we seek stockholder approval of our business combination, the investment management trust agreement between us and Continental Stock Transfer & Trust Company will permits the release to us from the trust account amounts necessary to purchase up to 15% of the shares sold in the offering (1,500,000 shares). Although we originally intended to comply with its provisions, due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 under the Exchange Act and still accomplish the intended goals of such purchases. Therefore, we do not intend to comply with Rule 10b-18 and may make purchases outside of the requirements of Rule 10b-18 as we see fit. This could result in our liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account ($10.05 per share).

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the business combination or (2), where the purchases are made by our sponsor, directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of an initial business combination that may not otherwise have been possible.

If we purchase shares using trust account proceeds prior to the consummation of our business combination outside the safe harbor provisions of Rule 10b-18 under the Exchange Act, we could be subject to liability under the Exchange Act.

As described above, we are permitted to withdraw trust account proceeds prior to the consummation of our business combination to purchase shares in the open market. Due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 under the Exchange Act, which provides for a safe harbor from liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. As such, a stockholder could bring an action against us claiming our purchases have resulted in market manipulation, because our share price and trading volume may be higher than without our purchases. If a stockholder brought such an action and a court found that we violated Section 9(a)(2) and Rule 10b-5 of the Exchange Act, we would be subject to monetary damages to the stockholder. In addition, we may be subject to an enforcement action by the SEC.

Our purchases of shares of common stock in the open market or in privately negotiated transactions would reduce the funds available to us after the business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may privately negotiate transactions to purchase shares effective immediately following the consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed. In addition, in the event we seek stockholder approval of our business combination, the investment management trust agreement between us and Continental Stock Transfer & Trust Company permits the release to us from the trust account of amounts necessary to purchase up to 15% of the shares sold in the offering (1,500,000 shares). As a consequence of such purchases, the funds in our trust account that are so used will not be available to us after the business combination.

Purchases of common stock in the open market or in privately negotiated transactions by us or our sponsor, directors, officers, advisors or their affiliates may make it difficult for us to list our common stock on a national securities exchange.

If we or our sponsor, directors, officers, advisors or their affiliates purchase common stock in the open market or in privately negotiated transactions, the public “float” of our common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to obtain the listing of our securities on a national securities exchange if we determine to apply for such listing in connection with the business combination.

As a result of new rules affecting reverse mergers, we may not be able to list our securities on a national securities exchange immediately following the completion of a business combination.

Unlike many-blank check companies that were previously quoted on the OTCBB and subsequently became listed on a national securities exchange as part of their business combination, we may not be able, immediately following our initial business combination, to list our securities on a national securities exchange. On November 9, 2011, the SEC approved new rules of the three major U.S. listing markets that toughen the standards that companies going public through a reverse merger must meet to become listed on those exchanges. Following the completion of our initial business combination, we may have to meet the strengthened listing criteria of such securities exchanges, including but not limited to having completed a one-year “seasoning period” by trading on the OTCBB following our initial business combination, having filed an annual report on Form 10-K covering a full fiscal year commencing after the filing with the SEC of all information regarding our initial business combination and having maintained a requisite minimum bid price for a sustained period of time. As a result, the liquidity and price of our securities, following our initial business combination, may be more limited than if our securities were listed on a national securities exchange.

Our purchases of common stock in the open market or in privately negotiated transactions may have negative economic effects on our remaining public stockholders.

If we seek stockholder approval of our business combination and purchase shares in privately negotiated or market transactions from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account, our remaining public stockholders will bear the economic burden of the franchise taxes payable as well as taxes payable with respect to interest earned on the trust account (and, in the case of purchases which occur prior to the consummation of our initial business combination, up to $50,000 of the net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination by April 6, 2013). In addition, our remaining public stockholders following the consummation of our initial business combination will bear the economic burden of the deferred underwriting commission as well as the amount of any premium we may pay to the per-share pro rata portion of the trust account using funds released to us from the trust account following the consummation of the business combination. This is because the stockholders from whom we purchase shares in open market or in privately negotiated transactions may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the taxes payable on the interest earned by the trust account, up to $50,000 of dissolution expenses or the deferred underwriting commission and, in the case of purchases at a premium, have received such premium.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation or if they redeem their shares pursuant to a tender offer in connection with an initial business combination that we consummate. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

We do not intend to establish an audit committee or a compensation committee until the consummation of our initial business combination or unless otherwise required. Until such time, no formal committee of independent directors will review matters related to our business, and such lack of review could negatively impact our business.

We currently have two independent directors and additional independent directors may join us prior to, or in connection with the consummation of our business combination. Upon consummation of our initial business combination, our board of directors intends to establish an audit committee and a compensation committee, and adopt charters for these committees. Prior to such time we do not intend to establish either committee unless otherwise required. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses nor will there be a separate formal committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements. The absence of such committees to review the matters discussed above until the consummation of our initial business combination could negatively impact our operations and profitability.

You will not be entitled to protections normally afforded to stockholders of many other blank check companies.

We may be deemed to be a “blank check” company under the United States securities laws. However, since we had net tangible assets in excess of $5,000,000 upon the successful consummation of the offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect stockholders in blank check companies, such as Rule 419. Accordingly, stockholders will not be afforded the benefits or protections of those rules. Among other things, this means our units can trade and we will have a longer period of time to complete our initial business combination than do companies subject to Rule 419. Moreover, offerings subject to Rule 419 would prohibit the release of any interest earned on funds held in the trust account to us and, if we seek stockholder approval of our initial business combination, the release of funds to us to purchase up to 15% of our public shares pursuant to the investment management trust agreement between us and Continental Stock Transfer & Trust Company, unless and until the funds in the trust account were released to us in connection with our consummation of our initial business combination.

If we seek stockholder approval of our business combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to both redeem and vote all such shares in excess of 15% of our common stock.

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, our certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the offering. Moreover, any individual stockholder or “group” will also be restricted from voting public shares in excess of an aggregate of 15% of the public shares sold in the offering, and all such additional shares in excess of 15%, which we refer to as the “Excess Shares”, will not be redeemed for cash. Your inability to vote and redeem the Excess Shares will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transactions, potentially at a loss.

Because of our limited resources and the significant competition for business combination opportunities, it may be difficult for us to complete our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.05 per share on our redemption, and our warrants will expire worthless.

We expect to encounter intense competition from other entities having a business objective similar to ours, including private investors (which may be individuals or investment partnerships), other blank check companies and other entities, domestic and international, competing for the types of businesses we intend to acquire. Many of these individuals and entities are well-established and have significant experience identifying and effecting, directly or indirectly, acquisitions of companies operating in or providing services to various industries. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. While we believe there are numerous target businesses we could potentially acquire with the net proceeds of the offering, our ability to compete with respect to the acquisition of certain target businesses that are sizable will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, if we are obligated to pay cash for the common stock redeemed and, in the event we seek stockholder approval of our business combination, we make purchases of our common stock in the open market. Although we originally intended to comply with its provisions, due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 under the Exchange Act and still accomplish the intended goals of such purchases. Therefore, we may not comply with Rule 10b-18 and may make purchases outside of the requirements of Rule 10b-18 as we see fit. This could result in our liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we are unable to complete our initial business combination, our public stockholders may receive only $10.05 per share on our redemption, and our warrants will expire worthless.

If the net proceeds of the offering not being held in the trust account, together with the interest in the trust account (net of taxes payable) which may be released to us for working capital purposes, are insufficient to allow us to operate until April 6, 2013, we may be unable to complete our initial business combination.

The funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, may not be sufficient to allow us to operate for at least until April l6, 2013, assuming that our initial business combination is not consummated during that time. All of the interest income (net of taxes payable) earned on the trust account may be released to us to fund our working capital requirements; however, based on the current interest rate environment, we do not anticipate a meaningful amount of interest to be earned that will be available to us. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we are unable to fund such down payments or “no shop” provisions, our ability to close a contemplated transaction could be impaired. Furthermore, if we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business. If we are unable to complete our initial business combination, our public stockholders may only receive $10.05 per share on our redemption, and our warrants will expire worthless.

The current low interest rate environment could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our taxes and to complete our initial business combination.

Of the remaining net proceeds of the offering held outside of the trust account as of December 31, 2011, only approximately $505,803 remains available to us to fund our working capital requirements. We will depend on this amount and sufficient interest being earned on the proceeds held in the trust account to fund our working capital requirements which we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any taxes that we may owe. The current interest rate environment may make it more difficult for us to generate sufficient interest from the proceeds in the trust account to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our sponsor or management team to operate or may be forced to liquidate. Neither our sponsor nor our management team is under any obligation to advance funds to us in such circumstances. If we are unable to complete our initial business combination, our public stockholders may only receive $10.05 per share on our redemption, and our warrants will expire worthless.

Subsequent to our consummation of our initial business combination, we may be required to subsequently take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our share price, which could cause you to lose some or all of your investment.

Even if we conduct thorough due diligence on a target business with which we combine, this diligence may not surface all material issues that may be present inside a particular target business, that it would be possible to uncover all material issues through a customary amount of due diligence, or that factors outside of the target business and outside of our control will not later arise. As a result of these factors, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even if our due diligence successfully identifies certain risks, unexpected risks may arise and previously known risks may materialize in a manner not consistent with our preliminary risk analysis. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

If third parties bring claims against us, the proceeds held in the trust account could be reduced and the per-share redemption amount received by stockholders may be less than $10.05 per share.

Our placing of funds in the trust account may not protect those funds from third party claims against us. Although we have and continue to seek to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, such parties may not execute such agreements, or even if they execute such agreements they may not be prevented from bringing claims against the trust account, including, but not limited to, fraudulent inducement, breach of fiduciary responsibility or other similar claims, as well as claims challenging the enforceability of the waiver, in each case in order to gain advantage with respect to a claim against our assets, including the funds held in the trust account. If any third party refuses to execute an agreement waiving such claims to the monies held in the trust account, our management will perform an analysis of the alternatives available to it and will only enter into an agreement with a third party that has not executed a waiver if management believes that such third party’s engagement would be significantly more beneficial to us than any alternative.

Examples of possible instances where we may engage a third party that refuses to execute a waiver include the engagement of a third party consultant whose particular expertise or skills are believed by management to be significantly superior to those of other consultants that would agree to execute a waiver or in cases where management is unable to find a service provider willing to execute a waiver. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. Upon redemption of our public shares, if we are unable to complete our initial business combination within the required time frame, or upon the exercise of a redemption right in connection with our initial business combination, we will be required to provide for payment of claims of creditors that were not waived that may be brought against us within the 10 years following redemption. Accordingly, the per-share redemption amount received by public stockholders could be less than the $10.05 per share initially held in the trust account, due to claims of such creditors. Moreover, in the event that an executed waiver is deemed to be unenforceable against a third party, Mr. Brener will not be responsible to the extent of any liability for such third party claims. We have not independently verified whether Mr. Brener has sufficient funds to satisfy its indemnity obligations and, therefore, Mr. Brener may not be able to satisfy those obligations. However, we currently believe Mr. Brener is of substantial means and capable of funding a shortfall in our trust account, even though we have not asked him to reserve for such eventuality. We believe the likelihood of Mr. Brener having to indemnify the trust account is limited because we will endeavor to have all vendors and prospective target businesses as well as other entities execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we have not completed our initial business combination by April 6, 2013, we will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible, but not more than five business days thereafter, redeem the outstanding public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including any interest but net of franchise and income taxes payable, divided by the number of then outstanding public shares, which redemption will completely extinguish public stockholders’ rights as stockholders (including the right to receive further liquidation distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject (in the case of (ii) and (iii) above) to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. We may not properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, third parties may seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer“ or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after April 6, 2013, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. Claims may be brought against us for these reasons.

Our directors may decide not to enforce indemnification obligations against Mr. Brener, our Chairman, CEO and President, resulting in a reduction in the amount of funds in the trust account available for distribution to our public stockholders.

In the event that the proceeds in the trust account are reduced below $10.05 per share and Mr. Brener asserts that he is unable to satisfy his obligations or that he has no indemnification obligations related to a particular claim, our independent directors would determine whether to take legal action against Mr. Brener to enforce his indemnification obligations. While we currently expect that our independent directors would take legal action on our behalf against Mr. Brener to enforce his indemnification obligations to us, it is possible that our independent directors in exercising their business judgment may choose not to do so in any particular instance. If our independent directors choose not to enforce these indemnification obligations, the amount of funds in the trust account available for distribution to our public stockholders may be reduced below $10.05 per share.

If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on the issuance of securities, each of which may make it difficult for us to complete our initial business combination. In addition, we may have imposed upon us burdensome requirements, including registration as an investment company, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations.

If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to consummate our initial business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.05 per share on our redemption, and our warrants will expire worthless.

Changes in laws or regulations, or a failure to comply with any laws and regulations, may adversely affect our business, investments and results of operations.

We are subject to laws and regulations enacted by national, regional and local governments. In particular, we will be required to comply with certain SEC and other legal requirements. Compliance with, and monitoring of, applicable laws and regulations may be difficult, time consuming and costly. Those laws and regulations and their interpretation and application also may change from time to time and those changes could have a material adverse effect on our business, investments and results of operations. In addition, a failure to comply with applicable laws or regulations, as interpreted and applied, could have a material adverse effect on our business and results of operations.

If we are unable to consummate our initial business combination, our public stockholders may be forced to wait up to April 6, 2013 before redemption from our trust account.

If we are unable to consummate our initial business combination by April 6, 2013, we will, as promptly as possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in the trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption and cease all operations except for the purposes of winding up of our affairs, as further described herein. Any redemption of public stockholders from the trust account shall be effected automatically by function of our certificate of incorporation prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public stockholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the DGCL. In that case, stockholders may be forced to wait beyond April 6, 2013 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to stockholders prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where stockholders have sought to redeem their shares of common stock. Only upon our redemption or any liquidation will public stockholders be entitled to distributions if we are unable to complete our initial business combination.

We have not registered the common stock issuable upon exercise of the warrants under the Securities Act or states securities laws, and such registration may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

We have not registering the shares of common stock issuable upon exercise of the warrants under the Securities Act or any state securities laws. If the shares issuable upon exercise of the warrants are not registered under the Securities Act, we will be required to permit holders to exercise their warrants on a cashless basis under certain circumstances specified in the warrant agreement. However, no warrant will be exercisable for cash or on a cashless basis, and we will not be obligated to issue any shares to holders seeking to exercise their warrants, unless the issuance of the shares upon such exercise is registered or qualified under the securities laws of the state of the exercising holder, unless an exemption is available. If the issuance of the shares upon exercise of the warrants is not so registered or qualified, such warrant may have no value and expire worthless. In such event, holders who acquired their warrants as part of a purchase of units will have paid the full unit purchase price solely for the common stock included in the units. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying common stock for sale under all applicable state securities laws.

The grant of registration rights to our sponsor and holders of our sponsor warrants may make it more difficult to complete our initial business combination, and the future exercise of such rights may adversely affect the market price of our common stock.

Pursuant to an agreement entered into between our sponsor and certain of our initial stockholders regarding the issuance and sale of the securities in the offering, our sponsor and its permitted transferees can demand that we register the founder shares, holders of our sponsor warrants and their permitted transferees can demand that we register the sponsor warrants and the common stock issuable upon exercise of the sponsor warrants and holders of warrants that may be issued upon conversion of working capital loans may demand that we register such warrants or the common stock issuable upon conversion of such warrants. The registration rights will be exercisable with respect to the founder shares and the sponsor warrants and the common stock issuable upon exercise of such sponsor warrants. We will bear the cost of registering these securities. The registration and availability of such a significant number of securities for trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of the registration rights may make our initial business combination more costly or difficult to conclude. This is because the stockholders of the target business may increase the equity stake they seek in the combined entity or ask for more cash consideration to offset the negative impact on the market price of our common stock that is expected when the securities owned by our sponsor, holders of our sponsor warrants or their respective permitted transferees are registered.

Because we have not selected a particular business or geographic focus or any specific target businesses with which to pursue our initial business combination, you will be unable to ascertain the merits or risks of any particular target business’ operations.

We may pursue acquisition opportunities in any geographic region, but may rely upon our management team’s background in the United States and Mexico. Also, while we may pursue an acquisition opportunity in any business industry or sector, we intend to focus on industries or sectors that complement our management team’s background, such as the fields of transportation, industrials, manufacturing, food and beverage, financial institutions, hospitality, agribusiness, media (including television and newspapers), sports, real estate and energy, and businesses focused on serving the Hispanic markets in the United States. Our only restriction under our amended and restated certificate of incorporation is that we will not be permitted to effectuate our initial business combination with another blank check company or similar company with nominal operations. Because we have not yet identified or approached any specific target business with respect to our initial business combination, there is no basis to evaluate the possible merits or risks of any particular target business’s operations, results of operations, cash flows, liquidity, financial condition or prospects. To the extent we consummate our initial business combination, we may be affected by numerous risks inherent in the business operations with which we combine. For example, if we combine with a financially unstable business or an entity lacking an established record of sales or earnings, we may be affected by the risks inherent in the business and operations of a financially unstable or a development stage entity. Although our officers and directors will endeavor to evaluate the risks inherent in a particular target business, we may not properly ascertain or assess all of the significant risk factors or we may not have adequate time to complete due diligence. Furthermore, some of these risks may be outside of our control and leave us with no ability to control or reduce the chances that those risks will adversely impact a target business. An investment in our units may not ultimately prove to be more favorable to stockholders than a direct investment, if such opportunity were available, in an acquisition target.

We may seek investment opportunities outside of our management’s area of expertise and our management may not be able to adequately ascertain or assess all significant risks associated with the target company.

There is no limitation on the industry or business sector we may consider when contemplating our initial business combination. We may therefore be presented with a business combination candidate in an industry unfamiliar to our management team, but determine that such candidate offers an attractive investment opportunity for our company. In the event we elect to pursue an investment outside of our management’s expertise, our management’s experience may not be directly applicable to the target business or their evaluation of its operations.

Although we identified general criteria and guidelines that we believe are important in evaluating prospective target businesses, we may enter into our initial business combination with a target that does not meet such criteria and guidelines, and as a result, the target business with which we enter into our initial business combination may not have attributes entirely consistent with our general criteria and guidelines.

Although we have identified specific criteria and guidelines for evaluating prospective target businesses, it is possible that a target business with which we enter into our initial business combination will not have all of these positive attributes. If we consummate our initial business combination with a target that does not meet some or all of these guidelines, such combination may not be as successful as a combination with a business that does meet all of our general criteria and guidelines. In addition, if we announce our initial business combination with a target that does not meet our general criteria and guidelines, a greater number of stockholders may exercise their redemption rights, which may make it difficult for us to meet any closing condition with a target business that requires us to have a minimum net worth or a certain amount of cash. In addition, if stockholder approval of the transaction is required by law, or we decide to obtain stockholder approval for business or other legal reasons, it may be more difficult for us to attain stockholder approval of our initial business combination if the target business does not meet our general criteria and guidelines. If we are unable to complete our initial business combination, our public stockholders may only receive $10.05 per share on our redemption, and our warrants will expire worthless.

Unlike many blank check companies, we are not required to acquire a target with a valuation equal to a certain percentage of the amount held in the trust account. Management’s flexibility in identifying and selecting a prospective acquisition candidate, along with our management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders.

Many blank check companies are required to consummate their initial business combination with a target whose value is equal to at least 80% of the amount of money held in the trust account of the blank check company at the time of entry into a definitive agreement for our initial business combination. Because we do not have the requirement that a target business have a minimum fair market value equal to a certain percentage of the net assets held in the trust account at the time of our signing a definitive agreement in connection with our initial business combination, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. Stockholders will be relying on management’s ability to identify business combinations, evaluate their merits, conduct or monitor diligence and conduct negotiations. In addition, we may consummate our initial business combination with a target whose transaction value is significantly less than the amount of money held in the trust account, thereby resulting in our ability to use the remaining funds in the trust account to make additional acquisitions without seeking stockholder approval or providing redemption rights.

Management’s unrestricted flexibility in identifying and selecting a prospective acquisition candidate, along with management’s financial interest in consummating our initial business combination, may lead management to enter into an acquisition agreement that is not in the best interest of our stockholders, which would be the case if the trading price of our common stock after giving effect to such business combination was less than the per-share trust liquidation value that our stockholders would have received if we had dissolved without consummating our initial business combination.

We are not required to obtain an opinion from an independent investment banking firm, and consequently, an independent source may not confirm that the price we are paying for the business is fair to our stockholders from a financial point of view.

Unless we consummate our initial business combination with an affiliated entity, we are not required to obtain an opinion from an independent investment banking firm that the price we are paying is fair to our stockholders from a financial point of view. If no opinion is obtained, our stockholders will be relying on the judgment of our board of directors, who will determine fair market value based on standards generally accepted by the financial community. Such standards used will be disclosed in our tender offer documents or proxy solicitation materials, as applicable, related to our initial business combination.

We may issue additional common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination, which would dilute the interest of our stockholders and likely present other risks.

Our certificate of incorporation authorizes the issuance of 100,000,000 shares of common stock and 1,000,000 shares of preferred stock, all having par value of $.0001 per share. We may issue a substantial number of additional shares of common or preferred stock to complete our initial business combination or under an employee incentive plan after consummation of our initial business combination. Although no such issuance of common or preferred stock will affect the per share amount available for redemption from the trust account, the issuance of additional common or preferred stock:

•	may significantly dilute the equity interest of stockholders, who will not have pre-emption rights in respect of such an issuance;

•	may subordinate the rights of holders of common stock if shares of preferred stock are issued with rights created by resolution of the directors senior to those afforded our shares of common stock;

•	could cause a change in control if a substantial number of shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our units, common stock and/or warrants.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

We anticipate that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If we decide not to complete a specific initial business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, if we reach an agreement relating to a specific target business, we may fail to consummate our initial business combination for any number of reasons including those beyond our control. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business. In addition, in the event we seek stockholder approval of our initial business combination, we may use funds released to us from the trust account to purchase up to 15% of the shares sold in the offering in the open market and these purchases would have the effect of reducing the funds available in the trust account for future business combinations. If we are unable to complete our initial business combination, our public stockholders may only receive $10.05 per share on our redemption, and our warrants will expire worthless.

After our initial business combination, it is possible that a majority of our directors and officers will live outside the United States and all of our assets will be located outside the United States; therefore stockholders may not be able to enforce federal securities laws or their other legal rights.

It is possible that after our initial business combination, a majority of our directors and officers will reside outside of the United States and all of our assets will be located outside of the United States. As a result, it may be difficult, or in some cases not possible, for stockholders in the United States to enforce their legal rights, to effect service of process upon all of our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties on our directors and officers under United States laws.

We are dependent upon our officers and directors and their loss could adversely affect our ability to operate.

Our operations are dependent upon a relatively small group of individuals and, in particular, our officers and directors. We believe that our success depends on the continued service of our officers and directors, at least until we have consummated our initial business combination. In addition, our officers and directors are not required to commit any specified amount of time to our affairs and, accordingly, will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have an employment agreement with, or key-man insurance on the life of, any of our directors or officers. The unexpected loss of the services of one or more of our directors or officers could have a detrimental effect on us.

Our ability to successfully effect our initial business combination and to be successful thereafter will be largely dependent upon the efforts of our key personnel, some of whom may join us following our initial business combination. The loss of key personnel could negatively impact the operations and profitability of our post-combination business.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after our initial business combination, our assessment of these individuals may not prove to be correct. These individuals may be unfamiliar with the requirements of operating a company regulated by the SEC, which could cause us to have to expend time and resources helping them become familiar with such requirements.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel may be able to remain with the company after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to us after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with us after the consummation of our initial business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. There is no certainty, however, that any of our key personnel will remain with us after the consummation of our initial business combination. Our key personnel may not remain in senior management or advisory positions with us. The determination as to whether any of our key personnel will remain with us will be made at the time of our initial business combination.

We may have a limited ability to assess the management of a prospective target business and, as a result, may effect our initial business combination with a target business whose management may not have the skills, qualifications or abilities to manage a public company.

When evaluating the desirability of effecting our initial business combination with a prospective target business, our ability to assess the target business’ management may be limited due to a lack of time, resources or information. Our assessment of the capabilities of the target’s management, therefore, may prove to be incorrect and such management may lack the skills, qualifications or abilities we suspected. Should the target’s management not possess the skills, qualifications or abilities necessary to manage a public company, the operations and profitability of the post-combination business may be negatively impacted.

The officers and directors of an acquisition candidate may resign upon consummation of our initial business combination. The loss of an acquisition target’s key personnel could negatively impact the operations and profitability of our post-combination business.

The role of an acquisition candidate’s key personnel upon the consummation of our initial business combination cannot be ascertained at this time. Although we contemplate that certain members of an acquisition candidate’s management team will remain associated with the acquisition candidate following our initial business combination, it is possible that some members of the management team of an acquisition candidate will not wish to remain in place.

Certain of our officers and directors are now, and all of them may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and, accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

Until we consummate our business combination, we intend to engage in the business of identifying and combining with one or more businesses. Our executive officers and directors are, or may in the future become, affiliated with entities that are engaged in a similar business.

Our officers and directors also may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe certain fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. These conflicts may not be resolved in our favor.

Our officers, directors, security holders and their respective affiliates may have competitive pecuniary interests that conflict with our interests.

We have not adopted a policy that expressly prohibits our directors, officers, security holders or affiliates from having a direct or indirect pecuniary or financial interest in any investment to be acquired or disposed of by us or in any transaction to which we are a party or have an interest. In fact, we may enter into our initial business combination with a target business that is affiliated with our sponsor, our directors or officers, although we do not intend to do so. Nor do we have a policy that expressly prohibits any such persons from engaging for their own account in business activities of the types conducted by us. Accordingly, such persons or entities may have a conflict between their interests and ours.

We may engage in our initial business combination with one or more target businesses that have relationships with entities that may be affiliated with our executive officers, directors or existing holders which may raise potential conflicts of interest.

In light of the involvement of our sponsor, officers and directors with other entities, we may decide to acquire one or more businesses affiliated with our sponsor, officers and directors. Although we will not be specifically focusing on, or targeting, any transaction with any affiliated entities, we would pursue such a transaction if we determined that such affiliated entity met our criteria for our initial business combination as set forth in “Effecting our initial business combination — Selection of a target business and structuring of our initial business combination” and such transaction was approved by a majority of our disinterested directors. Despite our agreement to obtain an opinion from an independent investment banking firm regarding the fairness to our stockholders from a financial point of view of a business combination with one or more domestic or international businesses affiliated with our executive officers, directors or existing holders, potential conflicts of interest still may exist and, as a result, the terms of the business combination may not be as advantageous to our public stockholders as they would be absent any conflicts of interest.

Since our initial stockholders and warrant holders will lose their entire investment in us if our initial business combination is not consummated, a conflict of interest may arise in determining whether a particular acquisition target is appropriate for our initial business combination.

In April 2011, our sponsor purchased an aggregate of 2,875,000 founder shares for an aggregate purchase price of $25,000, or approximately $0.0087 per share. On June 8, 2011, the sponsor transferred 50,000 shares to each of John Engelman and Alfredo Elias Ayub, our two independent directors. As a result of the underwriters electing not to exercise the overallotment option an aggregate of 375,000 founder shares were forfeited to us. The founder shares will be worthless if we do not consummate an initial business combination. In addition, our sponsor purchased an aggregate of 4,666,667 sponsor warrants, each exercisable for one share of common stock at $12.00 per share, for a purchase price of $3,500,000, or $0.75 per warrant, that will also be worthless if we do not consummate our initial business combination. In addition, 735,294 founder shares will be subject to forfeiture by our sponsor as follows: (1) 378,788 founder shares will be subject to forfeiture in the event the last sales price of our shares does not equal or exceed $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of our initial business combination and (2) 356,506 founder shares will be subject to forfeiture in the event the last sales price of our shares does not equal or exceed $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of our initial business combination. Because our initial stockholders and warrant holders will lose their entire investment in us if our initial business combination is not consummated, there may be a conflict of interest in their determination as to whether a particular acquisition target is appropriate for our initial business combination.

We may issue notes or other debt securities, or otherwise incur substantial debt, to complete our initial business combination, which may adversely affect our financial condition and thus negatively impact the value of our stockholders’ investment in us.

Although we have no commitments as of the date of this Report to issue any notes or other debt securities, or to otherwise incur outstanding debt, we may choose to incur substantial debt to complete our initial business combination. We and our officers and directors have agreed that we will not incur any indebtedness unless we have obtained from the lender a waiver of any right, title, interest or claim of any kind in or to any monies held in the trust account. As such, although no issuance of debt will affect the per share amount available for redemption from the trust account, the incurrence of debt could have a variety of negative effects, including:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•	acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding;

•	our inability to pay dividends on our shares of common stock;

•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

We may only be able to complete one business combination with the proceeds of the offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services. This lack of diversification may negatively impact our operations and profitability.

From the proceeds of the offering we have approximately $100,500,000 (including $3,750,000 of deferred underwriters fee), that we may use to complete our initial business combination.

We may effectuate our initial business combination with a single target business or multiple target businesses simultaneously. However, we may not be able to effectuate our initial business combination with more than one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. By consummating our initial business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•	solely dependent upon the performance of a single business, property or asset, or

•	dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to our initial business combination.

We may attempt to simultaneously consummate business combinations with multiple prospective targets, which may hinder our ability to consummate our initial business combination and give rise to increased costs and risks that could negatively impact our operations and profitability.

If we determine to simultaneously acquire several businesses that are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the initial business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

We may attempt to consummate our initial business combination with a private company about which little information is available, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

In pursuing our acquisition strategy, we may seek to effectuate our initial business combination with a privately held company. By definition, very little public information exists about private companies, and we could be required to make our decision on whether to pursue a potential initial business combination on the basis of limited information, which may result in our initial business combination with a company that is not as profitable as we suspected, if at all.

We may not be able to maintain control of a target business after our initial business combination.

We may structure our initial business combination to acquire less than 100% of the equity interests or assets of a target business, but we will only consummate such business combination if we will become the majority stockholder of the target or are not required to register as an investment company under the Investment Company Act. Even though we will own a majority interest in the target, our stockholders prior to the business combination may collectively own a minority interest in the post business combination company, depending on valuations ascribed to the target and us in the business combination transaction. For example, we could pursue a transaction in which we issue a substantial number of new shares in exchange for all of the outstanding capital stock of a target. In this case, we acquire a 100% controlling interest in the target. However, as a result of the issuance of a substantial number of new shares, our stockholders immediately prior to such transaction could own less than a majority of our outstanding shares subsequent to such transaction. In addition, other minority stockholders may subsequently combine their holdings resulting in a single person or group obtaining a larger share of the company’s stock than we initially acquired. Accordingly, this may make it more likely that we will not be able to maintain our control of the target business.

Unlike many blank check companies, we do not have a specified maximum redemption threshold. The absence of such a redemption threshold will make it easier for us to consummate our initial business combination with which a substantial majority of our stockholders do not agree.

Since we have no specified percentage threshold for redemption contained in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate our initial business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with our initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our sponsor, officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold may be further limited by the terms and conditions of our initial business combination. In such case, we would not proceed with the redemption of our public shares and the related business combination, and instead may search for an alternate business combination.

The exercise price for the public warrants is higher than in many similar blank check company offerings in the past, and, accordingly, the warrants are more likely to expire worthless.

The exercise price of the warrants is higher than is typical in many similar blank check companies. Historically, the exercise price of a warrant was generally less than the purchase price of the units in the initial public offering. The exercise price for our public warrants is $12.00 per share. As a result, the warrants are less likely to ever be in the money and more likely to expire worthless.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. We may seek to amend our certificate of incorporation or governing instruments in a manner that will make it easier for us to consummate our initial business combination that our stockholders may not support.

In order to effectuate our initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and modified governing instruments. For example, blank check companies have amended the definition of business combination, increased redemption thresholds and changed industry focus. We may seek to amend our charter or governing instruments in order to effectuate our initial business combination.

The provisions of our amended and restated certificate of incorporation relating to certain rights and obligations attaching to our common stock may be amended prior to the consummation of our initial business combination with the approval of the holders of 65% of our outstanding common stock, which is a lower amendment threshold than that of many blank check companies. It may be easier for us, therefore, to amend our amended and restated certificate of incorporation to facilitate the consummation of our initial business combination that a significant number of our stockholders may not support.

Many blank check companies have a provision in their charter which prohibits the amendment of certain of its provisions, including those which relate to a company’s pre-business combination activity, without approval by a certain percentage of the company’s stockholders. Typically, amendment of these provisions requires approval by between 90% and 100% of the company’s public stockholders. Our amended and restated certificate of incorporation provides that, prior to the consummation of our initial business combination, its provisions related to pre-business combination activity and the rights and obligations attaching to the common stock, may be amended if approved by holders of 65% of our issued and outstanding common stock. If we seek to amend any provisions of our amended and restated certificate of incorporation relating to rights attaching to shares, including such rights related to pre-business combination activity, we will provide dissenting public stockholders with the opportunity to redeem their public shares in connection with any such vote on any proposed amendments to our amended and restated certificate of incorporation. Other provisions of our amended and restated certificate of incorporation may be amended prior to the consummation of our initial business combination if approved by a majority of the votes of stockholders who being so entitled attend and vote at the general meeting or by resolution of the directors. Following the consummation of our initial business combination, the rights and obligations attaching to our common stock and other provisions of our amended and restated certificate of incorporation may be amended if approved by a majority of the votes of stockholders who being so entitled attend and vote at the general meeting or by resolution of the directors. Our initial stockholders which beneficially own 20% of our common stock (assuming they do not purchase any shares of common stock in the open market), will participate in any vote to amend our amended and restated certificate of incorporation and will have the discretion to vote in any manner they choose. As a result, we may be able to amend the provisions of our amended and restated certificate of incorporation which govern our pre-business combination behavior and the rights and obligations attaching to the common stock more easily that many blank check companies, and this may increase our ability to consummate our initial business combination with which you do not agree.

We may be unable to obtain additional financing to complete our initial business combination or to fund the operations and growth of a target business, which could compel us to restructure or abandon a particular business combination. If we are unable to complete our initial business combination, our public stockholders may only receive $10.05 per share on our redemption, and our warrants will expire worthless.

Although we believe that the net proceeds of the offering, including the interest earned on the proceeds held in the trust account that may be available to us for our initial business combination, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of the offering prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, the obligation to repurchase for cash a significant number of shares from stockholders who elect redemption in connection with our initial business combination or the terms of negotiated transactions to purchase shares in connection with our initial business combination, we may be required to seek additional financing or to abandon the proposed business combination. Financing may not be available on acceptable terms, if at all. The current economic environment has made it especially difficult for companies to obtain acquisition financing. To the extent that additional financing proves to be unavailable when needed to consummate our initial business combination, we would be compelled to either restructure the transaction or abandon that particular initial business combination and seek an alternative target business candidate. If we are unable to complete our initial business combination, our public stockholders may only receive $10.05 per share on our redemption, and our warrants will expire worthless. In addition, even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after our initial business combination.

Our sponsor controls a substantial interest in us and thus may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support.

As of the date of this Report, our initial stockholders, collectively, own 20% of our issued and outstanding common stock (assuming they are not required to forfeit their founder earn out shares, as described in our prospectus relating to the offering). Accordingly, they may exert a substantial influence on actions requiring a stockholder vote, potentially in a manner that you do not support, including amendments to our amended and restated certificate of incorporation. In addition, our board of directors, whose members were elected by our sponsor, is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our sponsor, because of its ownership position, will have considerable influence regarding the outcome. Accordingly, our sponsor will continue to exert control at least until the consummation of our initial business combination.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination, and thus may not be in compliance with Section 211(b) of the DGCL, which requires an annual meeting of stockholders be held for the purposes of electing directors in accordance with a company’s bylaws unless such election is made by written consent in lieu of such a meeting. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the DGCL.

We may amend the terms of the warrants in a manner that may be adverse to holders with the approval by the holders of at least 65% of the then outstanding public warrants.

Our warrants are governed by a warrant agreement between Continental Transfer & Stock Company, as warrant agent, and us. The warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least 65% of the then outstanding public warrants to make any change that adversely affects the interests of the registered holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least 65% of the then outstanding public warrants approve of such amendment. Although our ability to amend the terms of the warrants with the consent of at least 65% of the then outstanding warrants is unlimited, examples of such amendments could be amendments to, among other things, increase the exercise price of the warrants, shorten the exercise period or decrease the number of shares of common stock purchasable upon exercise of a warrant.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to you, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of the common stock equals or exceeds $18.00 per share for any 20 trading days within a 30 trading-day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. If and when the warrants become redeemable by us, we may exercise our redemption right even if we are unable to register or qualify the underlying securities for sale under all applicable state securities laws. Redemption of the outstanding warrants could force you (1) to exercise your warrants and pay the exercise price therefore at a time when it may be disadvantageous for you to do so, (2) to sell your warrants at the then-current market price when you might otherwise wish to hold your warrants or (3) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of your warrants. None of the sponsor warrants will be redeemable by us so long as they are held by the sponsor, members of the sponsor or their permitted transferees.

Our warrants may have an adverse effect on the market price of our common stock and make it more difficult to effectuate our initial business combination.

We have issued warrants to purchase 10,000,000 shares of common stock in the offering and an aggregate of 4,666,667 sponsor warrants in the private placement, each exercisable to purchase one share of common stock at $12.00 per share. In addition, if the sponsor makes any working capital loans, it may convert up to $500,000 of those loans into additional sponsor warrants at $0.75 per warrant. To the extent we issue shares of common stock to effectuate our initial business combination, the potential for the issuance of a substantial number of additional shares of common stock upon exercise of these warrants could make us a less attractive acquisition vehicle to a target business. Such warrants, when exercised, will increase the number of issued and outstanding shares of common stock and reduce the value of the common stock issued to complete the business combination. Therefore, our warrants may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business.

Our securities are quoted on the Over-the-Counter Bulletin Board quotation system, which may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or another national securities exchange.

Our units, common stock and warrants are traded in the over-the-counter market and are quoted on the Over-the-Counter Bulletin Board quotation system (the “OTCBB”), which is a FINRA-sponsored and operated inter-dealer automated quotation system for equity securities not included in the Nasdaq Stock Market. Quotation of our securities on the OTCBB may limit the liquidity and price of our securities more than if our securities were quoted or listed on the Nasdaq Stock Market or a national securities exchange. Lack of liquidity may limit the price at which you may be able to sell our securities or your ability to sell our securities at all.

Because we must furnish our stockholders with target business financial statements, we may lose the ability to complete an otherwise advantageous initial business combination with some prospective target businesses.

The United States federal proxy rules require that a proxy statement with respect to a vote on a business combination meeting certain financial significance tests include historical and/or pro forma financial statement disclosure in periodic reports. We will include the same financial statement disclosure in connection with our tender offer documents, whether or not they are required under the tender offer rules. These financial statements must be prepared in accordance with, or be reconciled to, accounting principles generally accepted in the United States of America, or GAAP, and the historical financial statements must be audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), or PCAOB. These financial statement requirements may limit the pool of potential target businesses we may acquire because some targets may be unable to provide such statements in time for us to disclose such statements in accordance with federal proxy rules and consummate our initial business combination by April 6, 2013.

Compliance obligations under the Sarbanes-Oxley Act of 2002 may make it more difficult for us to effectuate our initial business combination, require substantial financial and management resources, and increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2012. The fact that we are a blank check company makes compliance with the requirements of the Sarbanes-Oxley Act particularly burdensome on us as compared to all public companies because a target company with which we seek to complete our initial business combination may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of its internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition.

Our certificate of incorporation permits our board of directors by resolution to amend our certificate of incorporation, including to create additional classes of securities, including shares with rights, preferences, designations and limitations as they determine which may have an anti-takeover effect.

Our certificate of incorporation permits our board of directors by resolution to amend our certificate of incorporation including to designate rights, preferences, designations and limitations attaching to our preferred stock as they determine in their discretion, without stockholder approval with respect the terms or the issuance. If issued, the rights, preferences, designations and limitations of our preferred stock would be set by our board of directors and could operate to the disadvantage of the outstanding common stock the holders of which would not have any pre-emption rights in respect of such an issue of preferred stock. Such terms could include, among others, preferences as to dividends and distributions on liquidation, or could be used to prevent possible corporate takeovers. We may issue some or all of such preferred stock in connection with our initial business combination. Notwithstanding the foregoing, any such issuance will not affect the redemption or liquidation rights of our common stockholders.

We may re-incorporate in another jurisdiction in connection with our initial business combination, and the laws of such jurisdiction will likely govern all of our material agreements and we may not be able to enforce our legal rights.

In connection with our initial business combination, we may relocate the home jurisdiction of our business from Delaware to another jurisdiction. If we determine to do this, the laws of such jurisdiction would likely govern all of our material agreements. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in Delaware. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Any such reincorporation and the international nature of our business will likely subject us to foreign regulation.

A re-incorporation by us into a non-U.S. jurisdiction could result in adverse income tax consequences to us and our stockholders.

In connection with our initial business combination, we may re-incorporate from Delaware into a non-U.S. jurisdiction. Any re-incorporation by us from a U.S. jurisdiction into a non-U.S. jurisdiction may result in our recognizing taxable gain for U.S. federal income tax purposes to the extent of appreciation in our assets, if any, at the time of such re-incorporation, unless we are treated as a U.S. domestic corporation after such re-incorporation, as discussed below. In addition, we could be subject to tax in the jurisdiction in which we re-incorporate.

Section 7874 of the Internal Revenue Code of 1986, as amended (the “Code”) imposes certain anti-inversion rules in the event that (i) a foreign corporation acquires, directly or indirectly, pursuant to a plan or series of related transactions, substantially all of the assets of a U.S. corporation, (ii) former shareholders of the U.S. corporation own, by reason of owning stock of the U.S. corporation, at least 60% (but less than 80%) of the vote or value of the stock (including the value of the equity into which options and warrants are convertible, less their exercise prices, and excluding certain stock of the foreign corporation issued for cash, marketable securities, and certain other property) of the foreign corporation after the acquisition, and (iii) the foreign corporation and its affiliates do not have substantial business activities in such foreign corporation’s country of incorporation, as compared to their total worldwide business activities. If our re-incorporation into a non-U.S. jurisdiction were to satisfy the above three-prong test, Section 7874(a) of the Code generally would disallow our using any tax attributes to offset certain income and gain recognized by us in connection with such re-incorporation for an applicable period of time following such re-incorporation, including any taxable gain in respect of our appreciated assets, if any, at the time of such re-incorporation, as discussed above. We may reincorporate into a jurisdiction in which we have business activities sufficient enough that these anti-inversion rules are inapplicable to us. We may, however, re-incorporate into a jurisdiction in which we have no, or otherwise insufficient, business activities.

If our re-incorporation from Delaware into a non-U.S. jurisdiction would satisfy the three-prong test described above, except that our shareholders prior to such re-incorporation own at least 80% of the vote or value of our stock (including the value of the equity into which options and warrants are convertible, less their exercise prices, and excluding certain stock issued for cash, marketable securities, and certain other property) after such reincorporation, then we generally would be treated as a U.S. domestic corporation for U.S. federal income tax purposes. Accordingly, among other things, we generally would be subject to U.S. federal income tax as a U.S. domestic corporation on our worldwide income, and any dividends paid by us to non-U.S. stockholders would be subject to U.S. federal income tax withholding at a 30% rate or such lower rate as provided by applicable treaty. However, if we were treated as a U.S. domestic corporation pursuant to these rules, any gain in respect of appreciated assets, if any, at the time of the re-incorporation, as discussed above, generally would not be taxable.

Potential stockholders should consult their own tax advisors regarding the U.S. federal income tax consequences of re-incorporations into non-U.S. jurisdictions, including the application of Section 7874 of the Code.

There may be tax consequences to our business combination that may adversely affect us.

While we expect to undertake any merger or acquisition so as to minimize taxes both to the acquired business and/or asset and us, such business combination might not meet the statutory requirements of a tax-free reorganization, or the parties might not obtain the intended tax-free treatment upon a transfer of shares or assets. A non-qualifying reorganization could result in the imposition of substantial taxes.

We may be subject to an increased rate of tax on our income if we are treated as a personal holding company.

Depending on the date and size of our initial business combination, it is possible that we could be treated as a “personal holding company” for U.S. federal income tax purposes. A U.S. corporation generally will be classified as a personal holding company for U.S. federal income tax purposes in a given taxable year if more than 50% of its ownership (by value) is concentrated, within a certain period of time, in five or fewer individuals (without regard to their citizenship or residency and including as individuals for this purpose certain entities such as certain tax-exempt organizations, pension funds, and charitable trusts), and at least 60% of its income is comprised of certain passive items.

Provisions in our amended and restated certificate of incorporation and bylaws and Delaware law may inhibit a takeover of us, which could limit the price stockholders might be willing to pay in the future for our common stock and could entrench management.

Our amended and restated certificate of incorporation and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. As a result, at a given annual meeting only a minority of the board of directors may be considered for election. Since our “staggered board” may prevent our stockholders from replacing a majority of our board of directors at any given annual meeting, it may entrench management and discourage unsolicited stockholder proposals that may be in the best interests of stockholders. Moreover, our board of directors has the ability to designate the terms of and issue new series of preferred stock.

We are also subject to anti-takeover provisions under Delaware law, which could delay or prevent a change of control. Together these provisions may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our securities.

Risks Associated with Acquiring and Operating a Business in Emerging Market Countries

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

If we effect our initial business combination with a company located outside of the United States, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations regarding currency redemption;

•	complex corporate withholding taxes on individuals;

•	laws governing the manner in which future business combinations may be effected;

•	exchange listing and/or delisting requirements;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	rates of inflation;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We may not be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

Because of the costs and difficulties inherent in managing cross-border business operations, our results of operations may be negatively impacted.

Managing a business, operations, personnel or assets in another country is challenging and costly. Any management that we may have (whether based abroad or in the U.S.) may be inexperienced in cross-border business practices and unaware of significant differences in accounting rules, legal regimes and labor practices. Even with a seasoned and experienced management team, the costs and difficulties inherent in managing cross-border business operations, personnel and assets can be significant (and much higher than in a purely domestic business) and may negatively impact our financial and operational performance.

If social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, or policy changes or enactments occur in a country in which we may operate after we effect our initial business combination, it may result in a negative impact on our business.

Political events in another country may significantly affect our business, assets or operations. Social unrest, acts of terrorism, regime changes, changes in laws and regulations, political upheaval, and policy changes or enactments could negatively impact our business in a particular country.

Many countries have difficult and unpredictable legal systems and underdeveloped laws and regulations that are unclear and subject to corruption and inexperience, which may adversely impact our results of operations and financial condition.

Our ability to seek and enforce legal protections, including with respect to intellectual property and other property rights, or to defend ourselves with regard to legal actions taken against us in a given country, may be difficult or impossible, which could adversely impact our operations, assets or financial condition.

Rules and regulations in many countries are often ambiguous or open to differing interpretation by responsible individuals and agencies at the municipal, state, regional and federal levels. The attitudes and actions of such individuals and agencies are often difficult to predict and inconsistent.

Delay with respect to the enforcement of particular rules and regulations, including those relating to customs, tax, environmental and labor, could cause serious disruption to operations abroad and negatively impact our results.

If relations between the United States and foreign governments deteriorate, it could cause potential target businesses or their goods and services to become less attractive.

The relationship between the United States and foreign governments could be subject to sudden fluctuation and periodic tension. For instance, the United States may announce its intention to impose quotas on certain imports. Such import quotas may adversely affect political relations between the two countries and result in retaliatory countermeasures by the foreign government in industries that may affect our ultimate target business. Changes in political conditions in foreign countries and changes in the state of U.S. relations with such countries are difficult to predict and could adversely affect our operations or cause potential target businesses or their goods and services to become less attractive. Because we are not limited to any specific industry, there is no basis for investors in the offering to evaluate the possible extent of any impact on our ultimate operations if relations are strained between the United States and a foreign country in which we acquire a target business or move our principal manufacturing or service operations.

As a U.S. corporation, we are subject to the Foreign Corrupt Practices Act (“FCPA”). A determination that we violated this act may adversely affect our business.

As a U.S. corporation, we are subject to the regulations imposed by the FCPA, which generally prohibits U.S. companies and their intermediaries from making improper payments to foreign officials for the purpose of obtaining or keeping business. In certain foreign countries, particularly those with developing economies, certain business practices that are prohibited by laws and regulations applicable to us, such as the Foreign Corrupt Practices Act, may be more commonplace. Although we implement policies and procedures with the intention of ensuring compliance with these laws and regulations, our employees and agents may take actions in violation of our policies. Any such violation could have an adverse effect on our business and reputation and we may suffer civil and criminal penalties.

If any dividend is declared in the future and paid in a foreign currency, you may be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If you are a U.S. holder of our common stock, you will be taxed on the U.S. dollar value of your dividends, if any, at the time you receive them, even if you actually receive a smaller amount of U.S. dollars when the payment is in fact converted into U.S. dollars. Specifically, if a dividend is declared and paid in a foreign currency, the amount of the dividend distribution that you must include in your income as a U.S. holder will be the U.S. dollar value of the payments made in the foreign currency, determined at the spot rate of the foreign currency to the U.S. dollar on the date the dividend distribution is includible in your income, regardless of whether the payment is in fact converted into U.S. dollars. Thus, if the value of the foreign currency decreases before you actually convert the currency into U.S. dollars, you will be taxed on a larger amount in U.S. dollars than the U.S. dollar amount that you will actually ultimately receive.

If our management following our initial business combination is unfamiliar with United States securities laws, they may have to expend time and resources becoming familiar with such laws which could lead to various regulatory issues.

Following our initial business combination, our management will likely resign from their positions as officers of the company and the management of the target business at the time of the business combination will remain in place. Management of the target business may not be familiar with United States securities laws. If new management is unfamiliar with our laws, they may have to expend time and resources becoming familiar with such laws. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Currency policies may cause a target business’ ability to succeed in the international markets to be diminished.

In the event we acquire a non-U.S. target, all revenues and income would likely be received in a foreign currency, and the dollar equivalent of our net assets and distributions, if any, could be adversely affected by reductions in the value of the local currency. The value of the currencies in our target regions fluctuate and are affected by, among other things, changes in political and economic conditions. Any change in the relative value of such currency against our reporting currency may affect the attractiveness of any target business or, following consummation of our initial business combination, our financial condition and results of operations. Additionally, if a currency appreciates in value against the dollar prior to the consummation of our initial business combination, the cost of a target business as measured in dollars will increase, which may make it less likely that we are able to consummate such transaction.

Risks Associated with Acquiring and Operating a Business In Mexico

Because foreign law could govern almost all of our material agreements, we may not be able to enforce our rights within such jurisdiction or elsewhere, which could result in a significant loss of business, business opportunities or capital.

Foreign law could govern almost all of our material agreements after the consummation of our initial business combination. The target business may not be able to enforce any of its material agreements or that remedies will be available outside of such foreign jurisdiction’s legal system. The system of laws and the enforcement of existing laws and contracts in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The judiciaries in Mexico are relatively inexperienced in enforcing corporate and commercial law, leading to a higher than usual degree of uncertainty as to the outcome of any litigation. As a result, the inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business and business opportunities.

The Mexican government may take action to control the growth of the economy and inflation that could lead to a significant decrease in our profitability following our initial business combination.

As governments around the world, including Mexico, take steps to address the current inflationary pressures, there may be significant changes in the availability of bank credits, interest rates, limitations on loans, restrictions on currency conversions and foreign investment. Price controls may also be imposed. If prices for the products of our ultimate target business rise at a rate that is insufficient to compensate for the rise in the costs of supplies, it may have an adverse effect on our profitability. If these or other similar restrictions are imposed by a government to influence the economy, it may lead to a slowing of economic growth. Because we are not limited to any specific industry, the ultimate industry that we operate in may be affected more severely by such a slowing of economic growth.

If Mexico enacts additional regulations in industry segments that forbid or restrict foreign investment, our ability to consummate our initial business combination could be severely impaired.

Currently, there are regulations in place that forbid or restrict foreign investment in various industries in which we may seek to consummate a business combination. Additionally, many of the rules and regulations that companies face concerning foreign ownership are not explicitly communicated. If new laws or regulations forbid or further limit foreign investment in industries in which we want to complete our initial business combination, they could severely impair our candidate pool of potential target businesses. Additionally, if the relevant central and local authorities find us or the target business with which we ultimately complete our initial business combination to be in violation of any existing or future laws or regulations, they would have broad discretion in dealing with such a violation, including, without limitation:

•	levying fines;

•	revoking our business and other licenses;

•	requiring that we restructure our ownership or operations; and

•	requiring that we discontinue any portion or all of our business.

Any of the above could have an adverse effect on our company post-business combination and could materially reduce the value of your investment.

Corporate governance standards in Mexico may not be as strict or developed as in the United States and such weakness may hide issues and operational practices that are detrimental to a target business.

General corporate governance standards in some countries are weak in that they do not prevent business practices that cause unfavorable related party transactions, over-leveraging, improper accounting, family company interconnectivity and poor management. Local laws often do not go far enough to prevent improper business practices. Therefore, stockholders may not be treated impartially and equally as a result of poor management practices, asset shifting, conglomerate structures that result in preferential treatment to some parts of the overall company, and cronyism. The lack of transparency and ambiguity in the regulatory process also may result in inadequate credit evaluation and weakness that may precipitate or encourage financial crisis. In our evaluation of a business combination we will have to evaluate the corporate governance of a target and the business environment, and in accordance with United States laws for reporting companies take steps to implement practices that will cause compliance with all applicable rules and accounting practices. Notwithstanding these intended efforts, there may be endemic practices and local laws that could add risk to an investment we ultimately make and that result in an adverse effect on our operations and financial results.

Legislation in Mexico may be subject to conflicting interpretations.

The Mexican legal system shares several of the qualitative characteristics typically found in a developing country and many of its laws are still evolving. Local institutions and bureaucracies responsible for administrating laws may lack a proper understanding of the laws or the experience necessary to apply them in a modern business context. Many laws have been enacted, but in many instances they are neither understood nor enforced and may be applied in an inconsistent, arbitrary manner, while legal remedies may be uncertain, delayed or unavailable. A transaction or business structure that would likely be regarded under a more established legal system as appropriate and relatively straightforward might be regarded in Mexico as outside the scope of existing Mexican law, regulation or legal precedent. As a result, certain business arrangements or structures and certain tax planning mechanisms may carry significant risks. In particular, when business objectives and practicalities dictate the use of arrangements and structures that, while not necessarily contrary to settled Mexican law, are sufficiently novel within a Mexican legal context, it is possible that such arrangements may be invalidated.

The legal system in Mexico has inherent uncertainties that could limit the legal protections available to us, which include: (1) inconsistencies between laws; (2) limited judicial and administrative guidance on interpreting Mexican legislation; (3) substantial gaps in the regulatory structure due to delay or absence of implementing regulations; (4) the lack of established interpretations of new principles of Mexican legislation, particularly those relating to business, corporate and securities laws; (5) a lack of judicial independence from political, social and commercial forces; and (6) bankruptcy procedures that are not well developed and are subject to abuse. The Mexican judicial system has relatively little experience in enforcing the laws and regulations that currently exist, leading to a degree of uncertainty as to the outcome of any litigation. It may be difficult to obtain swift and equitable enforcement, or to obtain enforcement of a judgment by a court of another jurisdiction. In addition, while legislation has been enacted to protect private property against expropriation and nationalization, due to the lack of experience in enforcing these provisions and political factors, these protections may not be enforced in the event of an attempted expropriation or nationalization. Expropriation or nationalization of any of our assets, or portions thereof, potentially without adequate compensation, could have a material adverse effect on our business and operations.

Our ability to carry on business in Mexico is subject to political risk.

The ability of companies to efficiently conduct their business activities is subject to changes in government policy or shifts in political attitudes within Mexico that are beyond our control. Government policy may change to discourage foreign investment, nationalization of industries may occur or other government limitations, restrictions or requirements not currently foreseen may be implemented. Our future assets in Mexico may be subject to nationalization, requisition or confiscation, whether legitimate or not, by any authority or body. The provisions under Mexican law for compensation and reimbursement of losses to investors under such circumstances may not be effective to restore the value of our original investment. In addition, Mexico may experience political instability. Such instability could have an adverse effect on economic or social conditions in Mexico and may result in outbreaks of civil unrest, terrorist attacks or threats or acts of war in the affected areas, any of which could materially and adversely affect our business, prospects, financial condition and results of operations.

Economic conditions in Mexico could be influenced by economic conditions in other emerging market countries, which could have an adverse effect on our business and operations.

The Mexican market and economy are influenced by economic and market conditions in other countries. Moreover, financial turmoil in any emerging market country tends to adversely affect prices in capital markets of all emerging market countries, including Mexico, as investors move their money to more stable, developed markets. Financial problems or an increase in the perceived risks associated with investing in emerging economies could dampen foreign investment in Mexico and adversely affect the Mexican economy. A loss of investor confidence in the financial systems of other emerging markets may cause volatility in Mexican financial markets and to the Mexican economy in general, which may have an adverse effect on our business and operations.

Selective or other governmental action may have an adverse effect on our business and the value of investments in Mexico.

Governmental authorities have a degree of discretion in Mexico and at times appear to act arbitrarily. Government entities also may use common or minor defects in official or other documentation to delay or invalidate the issue or registrations of rights or licenses or to void transactions. Our potential competitors may receive preferential treatment from the government and governmental authorities, potentially giving them a competitive advantage. Selective or arbitrary government action, if directed at our operations, could have a material adverse effect on our business, results of operations and prospects and on the value of investments in Mexico. Any such selective action by governmental authorities could adversely us.

Corruption in Mexico could have an adverse effect on our business and operations.

Corruption could adversely effect us by favoring our competitors over us. In addition, false accusations of corruption or other alleged wrongdoing by us or our officers or directors may be spread by newspapers, competitors or others to gain a competitive advantage over us or for other reasons. Mexican press reports have also alleged selective investigations and prosecutions by the government to further its interests. In the event we become the target of corruption allegations, we may need to cease or alter certain activities or embark on expensive litigation to protect our business and employees, which could adversely affect our operations and financial condition.

After our initial business combination, substantially all of our assets may be located in a foreign country and substantially all of our revenue will be derived from our operations in such country. Accordingly, our results of operations and prospects will be subject, to a significant extent, to the economic, political and legal policies, developments and conditions in the country in which we operate.

The economic, political and social conditions, as well as government policies, of the country in which our operations are located could affect our business. For example, the economy in Mexico differs from the economies of most developed countries in many respects. Economic growth has been uneven, both geographically and among various sectors of the economy and such growth may not be sustained in the future. If in the future Mexico’s economy experiences a downturn or grows at a slower rate than expected, there may be less demand for spending in certain industries. A decrease in demand for spending in certain industries could materially and adversely affect our ability to find an attractive target business with which to consummate our initial business combination in Mexico and if we effect our initial business combination, the ability of that target business to become profitable. As such following our initial business combination our operations will be dependent on the economic, political and legal policies, development and conditions of the country in which we operate.

Item 2.     Properties

We do not own any real estate or other physical properties materially important to our operation. Our executive office is located at 421 N. Beverly Drive, Beverly Hills, CA 90210. We agreed to pay commencing on June 30, 2011 and until such time as we consummate a business combination or our liquidation, a total of $10,000 per month to Galco, Inc., an affiliate of our sponsor, for office space, utilities and secretarial and administrative services. We consider our current office space adequate for our current operations.

Item 3.     Legal Proceedings

To the knowledge of our management, there is no litigation currently pending or contemplated against us, any of our officers or directors in their capacity as such or against any of our property.

Item 4.     Mine Safety Disclosures

Not applicable

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a) Market Information

Our Common Stock, Warrants and units are each traded on the OTC Bulletin Board under the symbols AZTA, AZTAW and AZTAU, respectively. Our units commenced public trading on June 30, 2011, and our common stock and warrants commenced public trading on August 22, 2011.

The table below sets forth, for the calendar quarter indicated, the high and low bid prices of our units, Common Stock and Warrants as reported on the OTC Bulletin Board. The following table sets forth the high and low bid prices for our units for the period from June 30, 2011 through December 31, 2011 and our Common Stock and Warrants for the period from August 22, 2011 through December 31, 2011.

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
June 30, 2011	$10.00	$10.00	N/A	N/A	N/A	N/A
September 30, 2011	$10.00	$10.01	$9.50	$9.50	N/A	N/A
December 30, 2011	$10.00	$10.09	$9.50	$9.76	$0.40	$0.57

Our common stock was last traded on February 1, 2012 and had a closing price on that day of $9.75, our warrants were last traded on March 19, 2012 and had a closing price on that day of $0.45 and our units were last traded on November 17, 2011 and had a closing price on that day of $10.00.

(b) Holders

On March 20, 2012, there were four holders of record of our common stock, two holders of record of our warrants and one record holder of our units.

(c) Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of an initial business combination. The payment of cash dividends in the future will be dependent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our board of directors at such time. It is the present intention of our board of directors to retain all earnings, if any, for use in our business operations and, accordingly, our board of directors does not anticipate declaring any dividends in the foreseeable future. In addition, our board of directors is not currently contemplating and does not anticipate declaring any stock dividends in the foreseeable future. Further, if we incur any indebtedness, our ability to declare dividends may be limited by restrictive covenants we may agree to in connection therewith.

(d) Securities Authorized for Issuance Under Equity Compensation Plans.

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report for the period from April 15, 2011 (inception) through December 31, 2011. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

Balance Sheet Data:
Cash and Cash Equivalents	$505,803
Cash Equivalents held in Trust	100,502,314
Total Assets	101,097,824
Common stock subject to possible
redemption (at fair value): 9,174,209
shares at December 31, 2011	92,200,800
Total stockholders' equity	5,000,011

Cash Flow Data:
Net Cash used in operating activities	$(235,172)
Net cash used in investing activities	(100,502,314)
Net Cash provided by financing activities	101,243,289

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

This Annual Report on Form 10-K (the “Report”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The words “believe,” “expect,” “anticipate,” “project,” “target,” “optimistic,” “intend,” “aim,” “will” or similar expressions are intended to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. These statements are based on the beliefs of our management as well as assumptions made by and information currently available to us and reflect our current view concerning future events. As such, they are subject to risks and uncertainties that could cause our results to differ materially from those expressed or implied by such forward-looking statements. Such risks and uncertainties include, among many others: our ability to consummate a successful business combination; uncertainty of capital resources; the speculative nature of our business; our ability to successfully implement new strategies; present and possible future governmental regulations; operating hazards; competition; the loss of key personnel; any of the factors in the “Risk Factors” section of this Report; other risks identified in this Report; additional risks and uncertainties that are discussed in the Company’s reports filed and to be filed with the Commission and available at the SEC’s website at www.sec.gov., and any statements of assumptions underlying any of the foregoing. You should also carefully review other reports that we file with the Commission. We assume no obligation and do not intend to update these forward-looking statements, except as required by law.

Overview

The following discussion should be read in conjunction with our financial statements, together with the notes to those statements, included elsewhere in this Report. Our actual results may differ materially from those discussed in these forward-looking statements because of the risks and uncertainties inherent in future events.

We were initially formed in the British Virgin Islands on April 15, 2011 and reincorporated in the State of Delaware on June 8, 2011, for the purpose of, directly or indirectly effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combination with one or more businesses or assets, which we refer to throughout this Report as the business combination or initial business combination.

We presently have no revenue, have had losses since inception from incurring administrative costs of government compliance for a public company and costs related to seeking an acquisition target, have no operations other than the active solicitation of an acquisition target and have relied upon the sale of our securities in the offering and in the private placement and loans from our sponsor to fund our operations.

We intend to use cash from the proceeds of the offering and the private placement, our capital stock, incurred debt, or a combination of cash, capital stock and debt, in effecting our initial business combination. The issuance of additional shares of our capital stock:

☐	may significantly reduce the equity interest of investors in our initial public offering;

☐	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;

☐	may likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

☐	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we incur substantial debt, it could result in:

☐	default and foreclosure on our assets if our operating cash flow after a business combination is insufficient to pay our debt obligations;

☐	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;

☐	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

☐	covenants that limit our ability to acquire capital assets or make additional acquisitions;

☐	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;

☐	our inability to pay dividends on our common stock;

☐	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;

☐	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;

☐	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and

☐	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Liquidity and Capital Resources

On July 6, 2011, we consummated our offering of 10,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our offering, we consummated the private sale of 4,666,667 Sponsor Warrants to Azteca Acquisition Holdings, LLC (our “sponsor”) for $3.5 million. We received net proceeds from our offering and the sale of the Sponsor Warrants of approximately $101,218,289, net of the non-deferred portion of the underwriting commissions of $1.75 million and offering costs and other expenses of approximately $532,000.  Upon the closing of the offering and the private placement, $100.5 million was placed into a trust account.  As of December 31, 2011, investment securities in our trust account consisted of $100,502,314 (including $2,314 of interest earned) in U.S. government Treasury bills with a maturity of 180 days or less.  Out of the proceeds of our offering which remained available outside of the trust account, we obtained officers and directors insurance covering an 18 month period from June 27, 2011 through December 31, 2012 for a cost of $100,192, with a prepaid balance at December 31, 2011 of $66,061.

As of December 31, 2011, we had a cash and cash equivalent balance of $505,803, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses.

For the period from April 15, 2011 (date of inception) to December 31, 2011, we used cash of $235,172 in operating activities, which was largely attributable to a net operating loss for the period of $292,478 and the payment of officers’ and directors’ insurance, which had a prepaid balance of $66,061.

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

We believe that we have sufficient funds available to complete our efforts to effect an initial business combination by April 6, 2013. To meet our working capital needs, our Sponsor, an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount they deem reasonable in its, his or her sole discretion, which may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender, up to a limit of $500,000. The warrants would be identical to the Sponsor warrants. The terms of such loans, if any, have not been determined and no written agreements exist.

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

Results of Operations

For the period from April 15, 2011 (inception) through December 31, 2011 we had a net loss of $292,478, consisting primarily of interest income and general and administrative expenses.

We have neither engaged in any operations nor generated any revenues to date.  All activity through December 31, 2011 relates to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial business combination, and general corporate matters.  Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial business combination, at the earliest.  We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities.   We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of December 31, 2011, approximately $100.5 million was held in the trust account and we had cash outside of trust of approximately $506,000 and approximately $147,000 in accounts payable and accrued expenses. Up to $50,000 in interest income on the balance of the trust accounts may be available to us to fund out working capital requirements. Through December 31, 2011, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting fees, no amounts are payable to the underwriters of our initial public offering in the vent of a business combination.

Significant Accounting Policies

We have identified the following as our significant accounting policies.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period in accordance with ASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor, as calculated using the treasury stock method. As the Company reported a net loss for the year ended December 31, 2011, the effect of the 14,666,667 warrants (including 4,666,667 warrants issued to the member of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amount of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Some treasury securities were purchased at a small discount during the period from the closing of the Public Offering through December 31, 2011, resulting in a non-material accretion of interest income. Interest income is recognized when earned.

Redeemable Common Stock

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, at December 31, 2011, 9,174,209 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the trust account, including interest but less franchise and income taxes payable (approximately $10.05 at December 31, 2011).

Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2011, the Company has recorded a full valuation of approximately $82,072 related to the Company’s net operating loss carryforward in the same amount. The net operating loss carryforward expires in 2031.

There were no unrecognized tax benefits as of December 31, 2011. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of ASC 740 did not have a material impact on the Company's financial position.

Off-Balance Sheet Arrangements

None.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

The net proceeds of the Offering, including amounts in the trust account, are invested in U.S. government treasury bills with a maturity of 180 days or less or in money market funds investing solely in U.S. Treasuries and meeting certain conditions under Rule 2a-7 under the Investment Company Act. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-10 comprising a portion of this Annual Report on Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the period covered by this Annual Report.

Disclosure controls and procedures are controls and other procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Certifying Officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls Over Financial Reporting

This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by the rules of the Commission for newly public companies.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Gabriel Brener	52	Chairman of the Board, Chief Executive Officer and President
Abraham Klip	55	Chief Operating Officer
Clive Fleissig	49	Co-Chief Financial Officer & Executive Vice President
Ricardo David Aviles Reyna	50	Co-Chief Financial Officer
Juan Pablo Alban	37	Secretary & Executive Vice President
Pablo Brener	85	Director
Benito Bucay	80	Director
John Engelman	56	Director
Alfredo Elias Ayub	62	Director

Gabriel Brener has been our Chairman of the Board, Chief Executive Officer and President since inception. Mr. Brener has over twenty years of deal sourcing, investment management and operations experience. He has managed Brener family investments since 1987 through Brener International Group, LLC and its predecessor or affiliated entities. He has been Chairman and CEO of Brener International Group since 1998. At Brener International Group, Mr. Brener coordinates deal sourcing, manages daily operations and determines all major investment decisions. He holds Board memberships in various Brener family investments, including Major League Soccer and Golden Boy Promotions, Inc. in the United States; and Apoyo Integral Inmobiliario, S.A. de C.V., SOFOM, E.N.R, Hipotecaria Casa Mexicana and Tequilera Hacienda La Capilla in Mexico. Mr. Brener plays an active role and stays in regular contact with senior management of entities Brener International Group and the Brener family control or in which they have significant minority positions, offering financial, operating, marketing and structuring advice. Mr. Brener also formed and manages Brener Sports & Entertainment, LLC, a private investment entity formed in 2005 with a focus on sports and entertainment investments targeting the Hispanic market in the United States. Brener Sports & Entertainment holds the Brener family’s interests in the Houston Dynamo Major League Soccer Club and Golden Boy Promotions, Inc. From 1989 to date, Mr. Brener has been CEO of Galco, Inc., a family investment and management company. From 1987 to 1989, Mr. Brener was Vice Chairman of the Board of The Boys Markets, Inc., a chain of 54 supermarkets in Southern California that the Brener family wholly owned. Mr. Brener also served on the Board of Directors or Advisory Boards of prior family investments, including Merisant Corporation; Classic Media, Inc.; First National Bank; Westin Hotels and Resorts; Colt Defense, LLC; and Danskin, Inc.. Mr. Brener also has been active in community affairs in Los Angeles and Aspen, Colorado, including through prior board memberships for the Los Angeles County Museum of Art (LACMA); D.A.R.E. (Drug Abuse Resistance Education); L.A.S.S.O. (Los Angeles Sheriffs Star Organization); Cedar Sinai Medical Center; the Los Angeles World Affairs Council and the National Council of the Aspen Music Festival. Mr. Brener graduated from Woodbury University with a B.A. in Business Administration and received Woodbury’s Alumni of the Year Award in 2008. Mr. Brener has also completed Units I and II of the Harvard Business School Owner/President Management (OPM) Program. Mr. Brener was born in Mexico City and moved to Southern California in 1977.

Abraham Klip has been our Chief Operating Officer since inception. Mr. Klip has over thirty years of engineering, manufacturing and operating experience in the chemical, petroleum and automotive industries in Mexico. Mr. Klip joined Grupo Industrial Bre, SA de CV as Director of Operations in 2008. He monitors and oversees operations of portfolio companies in Mexico and the United States, and sources and analyzes deal flow. Prior to joining Bre, from 2002 to 2007, Mr. Klip was Director of Planning for Petroleos Mexicanos (Pemex), Mexico’s state-owned petroleum company. He also served as a consultant for Pemex Petrochemicals on various projects in 2002. From 1995 to 2002, Mr. Klip was General Manager and Co-Owner of Blindajes Automundo, S.A. De C.V., an automotive manufacturing business, where he created the company’s bullet proof glass operations and was involved in its eventual sale. From 1991 to 2002, Mr. Klip was Assistant Director of Carrocerias y Adaptaciones Automotrices, an auto and truck body manufacturing company. From 1989 to 1991, Mr. Klip was Director of Operations of Industrias Negromex, S.A. de C.V., a synthetic rubber manufacturing company. From 1985 to 1989, Mr. Klip was Technical and Project Manager of Novum Corporativo, S.A. De C.V., a pharmaceutical company. From 1981 to 1984, Mr. Klip had various roles in Esquim S.A. de C.V., a chemical products company. Mr. Klip has a Masters Degree in Engineering from the University of Texas at Austin and a Bachelors Degree in Chemical Engineering from Universidad Autonoma Metropolitana in Mexico City.

Clive Fleissig has been our Co-Chief Financial Officer and Executive Vice President since inception. Mr. Fleissig has over 24 years of experience in managing, advising and overseeing a large variety of business activities ranging from manufacturing to infrastructure and service enterprises. Mr. Fleissig has served as Executive Vice President and Chief Operating Officer of Brener International Group since 1999. Mr. Fleissig is also Director and Executive Vice President of our sponsor. In this capacity, he coordinates assessment, negotiation and structuring of Brener International Group’s investments. He is responsible for the monitoring, compliance requirements and investor relations of portfolio companies. He also serves or has served on the board of directors for a number of Brener International Group’s portfolio companies and at times assists in an interim management capacity. From 1988 to 1999, Mr. Fleissig served in a number of capacities for the Falcon Cable Television Group, ultimately serving as Managing Director of Falcon International Communications. He was responsible for the sourcing and negotiation of communication infrastructure projects in Mexico, Europe and Southeast Asia. From 1985 to 1988, Mr. Fleissig worked for Kellogg and Andelson Accountancy Corporation in Los Angeles. Mr. Fleissig has the equivalent of a Masters Degree in Accounting from the University of Witwatersrand, Johannesburg, South Africa, and is qualified as a Chartered Accountant in South Africa. Mr. Fleissig was born in Johannesburg, South Africa and moved to the United States in 1985.

Ricardo David Aviles Reyna has been our Co-Chief Financial Officer since inception. Mr. Aviles has more than 30 years of finance and operations experience. Mr. Aviles joined Grupo Bre in 1986 and has been Director of Finance since 1996 for Grupo Industrias Bre, SA de CV. He handles or has handled consolidated financial statement preparation, credit restructurings and listings of various Brener companies on Mexico’s stock exchange. Mr. Aviles also participates in assessing, negotiating, developing, forming joint ventures and managing the Brener family’s real estate investments. From 1979 to 1986, Mr. Aviles worked for Grupo Industrial Alfa, S.A. de C.V., as Manager of Financial Planning by the time of his departure. At Alfa, he participated in the acquisition, restructuring and sale of various mattress and upholstery companies. Mr. Aviles is currently a member of the Administrative Council for various Bre companies, including in the financial, fishing, industrial, real estate and service sectors. Since 1994, Mr. Aviles has also been a member of the Mexican Institute of Finance Executives. Mr. Aviles has a degree in finance from Instituto Politécinco Nacional in Mexico and is a licensed public accountant in Mexico.

Juan Pablo Alban has been our Secretary and Executive Vice President since inception. Mr. Alban joined Brener International Group in 2008. He supervises business development and legal affairs, including deal screening, financial analysis, due diligence, negotiations, contract drafting and regulatory compliance. He also assists Mr. Brener and Mr. Fleissig in monitoring and managing Brener International Group portfolio investments. Mr. Alb’aa’n is also Director and Secretary of our sponsor. From 2003 to 2008, Mr. Alban practiced securities and other business law with the law firm of Quinn, Emanuel, Urquhart, Oliver & Hedges, LLP. From 2001 to 2003, Mr. Alban practiced law with the law firm of Skadden, Arps, Slate, Meagher & Flom, LLP, where he played critical roles in closing mergers and acquisitions, public and private equity and debt offerings, and secured credit agreements. He also advised various debtors and creditors on capital restructurings, including creditors of Argentina after its sovereign default. From 1999 to 2000, Mr. Alban was a graduate student-teacher for the Harvard University Economics Department. Mr. Alban is an active member of the California and American Bar Associations, including the ABA’s Mergers & Acquisitions and Private Equity & Venture Capital practice groups. Mr. Alban has a J.D. from Harvard Law School and a B.A. in Economics from Dartmouth College, where he graduated magna cum laude and was admitted to Phi Betta Kappa. Mr. Alban is also a Chartered Financial Analyst and a member of the Chartered Financial Analyst Institute. Mr. Alban was born in Colombia and moved to the United States in 1984.

Pablo Brener has served as our director since inception. Mr. Pablo Brener is Gabriel’s father. He is a founding member and Co-Chairman of Grupo Bre, one of the largest conglomerates in Mexico. Mr. Pablo Brener has managed Grupo Bre and its predecessor entities for more than 50 years, playing an active role in managing the family’s investments to this day. Since 2005, Bre has made several investments seeking to benefit from a growing real estate development sector in Mexico, teaming up with major development companies in Mexico City and Queretaro on various residential and commercial developments. Bre is also a significant investor in Torre Libertad, a high rise comprising retail, hotel (operated by St. Regis) and luxury condominiums, and in Parques Polanco, a high level residential development in Mexico City, as well as several other commercial real estate businesses. Other significant past investments include, among others, State National Bank (El Paso), First National Bank (San Diego), Westin Hotels & Resorts, Royalty Pharma, Real Turismo S.A. de C.V. (a public company holding the Camino Real, Maeva and Calinda hotels and resorts), Pliana (textiles, fiber and automotive fabrics), Texel, S.A. De C.V. (production of synthetic fibers and fabrics, Industrias Nacobre, S.A. de C.V., and Condumex Inc. (copper products production and distribution), and Banco Nacional de Mexico (Banamex). Mr. Pablo Brener is Chairman and CEO of NAIV, a Mexican holding company for various Brener family investments, and Industrias Tecnos S.A. de C.V. In the early 1980s, the family acquired some of its investments, including Real Turismo and Condumex, as part of a settlement with the federal government after it expropriated all banks in Mexico, including Banamex, in 1982. Prior to forming Grupo Bre, Mr. Pablo Brener and his brother Israel, through a successful integration strategy, grew a small family business consisting of a group of butcher shops in Mexico City into the largest meat packing and processed meats producer in the country, consisting of seven manufacturing facilities, four large-scale feedlots and several ranches. They sold the business to Grupo Alfa in 1980, at the time the largest private company in Mexico.

Benito Bucay has served as our director since inception. Mr. Bucay has been Managing Director of Grupo Industrial Bre, S. de R.L. de C.V. since 1994. From 1990 to 1994, Mr. Bucay was Senior Vice President of Grupo DESC, a diversified holding company, owning chemical, consumer, automotive and real estate businesses. From 1987 to 1990, Mr. Bucay was CEO of Industrias Resistol, a joint venture between Monsanto Company and Grupo DESC. From 1983 to 1986, Mr. Bucay was CEO of Grupo Xabre, a diversified holding company with investments in textiles, metals fabrication and hotels. From 1980 to 1982, Mr. Bucay was Director of the Chemicals Division of Grupo DESC. From 1971 to 1980, Mr. Bucay was Director of Planning and Finance and Senior Vice President for Industrias Resitol. From 1959 to 1971, Mr. Bucay was Planning Manager and Director of Finance for Monsanto Mexicana. From 1954 to 1958, he was Technical Manager for Laboratorios Servet (now ICN Farma), a pharmaceuticals company. Mr. Bucay has also at various times served on numerous business and charitable boards, including as Chairman for Eureka, a building products company; the International Advisory Group of Westcoast Energy, Inc. in Canada; the Mexican National Institute for Nutrition; the U.S.-Mexico Foundation for Science, where he was also Treasurer; Elamex, a food manufacturing company with operations in Mexico and the United States, where he was also Chairman of the Audit Committee; Tropical Sportsware International in the United States; and the Ethics Council of the Pharmaceutical Industry. Mr. Bucay has a B.S. in Chemical Engineering from the National University of Mexico and completed graduate studies on operations research and computer science at the National University of Mexico and the University of Oklahoma; Management and Finance at the University of Chicago; and completed a summer course in Project Management at the University of California Los Angeles.

John Engelman has served as our director since inception. Since December 2010 Mr. Engelman has also served as an independent director of Vringo, Inc., a software products company for mobile video entertainment and personalization. Mr. Engelman is co-founder and CEO of Classic Media, Inc., a global media company that specializes in family and children’s entertainment. Classic manages a vast library of American and British entertainment brands such as The Lone Ranger, Lassie, Rocky and Bullwinkle, Frosty the Snowman, Masters of the Universe, George of the Jungle, Postman Pat and Where’s Waldo. Classic is a producer and distributor of video content and licensed merchandise across all media. From 2007 to 2009, Mr. Engelman was CEO of Boomerang Media, Inc. From 1997 to 2001, Mr. Engelman was an operating partner with Pegasus Capital Advisors, a U.S.-based private equity fund manager focused on middle market companies. From 1998 to 2001, Mr. Engelman was also a managing director of Brener International Group, LLC. From 1991 to 1996, Mr. Engelman was President of Broadway Video, Inc., an entertainment company founded by “Saturday Night Live” creator and producer Lorne Michaels. His responsibilities included oversight of the Company’s motion picture productions at Paramount Pictures. From 1989 to 1991, Mr. Engelman was a Principal at Dowland Capital, an alternative investment firm affiliated with Drexel Burnham Lambert that focused on buy-outs sponsored by Hispanic and African American entrepreneurs. He began his career at the Los Angeles law firm of Irell and Manella, where he was a tax partner. Mr. Engelman has a JD from Harvard Law School and a B.A. in Government from Harvard College, where he graduated magna cum laude.

Alfredo Elias Ayub has served as our director since inception. Mr. Elias has over 35 years of experience in business, government and academia in Mexico. He is a Partner of Promociones Metropolis, a real estate development company that he founded in 1975. From 1999 to April 2011, he was Chief Executive Officer of Comision Federal de Electricidad, the government utility company with approximately US$20 billion plus of annual revenues, 33.5 million customers and 91,000 employees. From 1996 to 1999, Mr. Elias was Chief Executive Officer of Aeropuertos Y Servicios Auxiliarios, the government entity that owned and operated Mexico’s 58 airports before they were privatized. From 1993 to 1995, Mr. Elias was Deputy Secretary of Energy. From 1988 to 1993, he was Deputy Secretary of Mines and Basic Industries. From 1986 to 1988, Mr. Elias was Chief of Staff to the Secretary of Energy, Mines and State Industry. From 1983 to 1985, Mr. Elias was Executive Coordinator for the Secretary of Urban Development and Public Building in the State of Mexico. From 1981 to 1983, Mr. Elias was General Director of the National Fund for Social Activities (FONAPAS). In 1979, he was Dean of the Engineering School of Anahuac University, where he was also a professor from 1977 to 1978. Mr. Elias has served on numerous academic and other boards throughout his career, including the Deans’ Board of Advisors for Harvard Business School (2010 to date); as Chairman of the Harvard Mexico Foundation (2002); as Chairman of Instituto Mexicano de Investigaciones Electricas; the Fundacion Miguel Aleman (1979 to date); and the Alumni Board of Harvard Business School (2001). Mr. Elias has an MBA from Harvard Business School, where he graduated as a Baker Scholar, and a Civil Engineering degree from Anahuac University in Mexico City.

Officer and Director Qualifications

We have not established a nominating committee and have not formally established any specific, minimum qualifications that must be met by each of our officers or directors or specific qualities or skills that are necessary for one or more of our officers or members of the board of directors to possess. However, we generally evaluate the following qualities: educational background, diversity of professional experience, including whether the person is a current or was a former CEO or CFO of a public company or the head of a division of a prominent international organization, knowledge of our business, integrity, professional reputation, independence, wisdom, and ability to represent the best interests of our stockholders.

Our officers and board of directors are composed of a diverse group of leaders in their respective fields. Many of the current officers or directors have senior leadership experience at domestic and international companies. In these positions, they have also gained experience in core management skills, such as strategic and financial planning, public company financial reporting, compliance, risk management, and leadership development. All of our officers and directors also have experience serving on boards of directors and/or board committees of other public companies and private companies, and have an understanding of corporate governance practices and trends, which provides an understanding of different business processes, challenges, and strategies. Further, our officers and directors also have other experience that makes them valuable, such as managing and investing assets or facilitating the consummation of business combinations.

We, along with our officers and directors, believe that the above-mentioned attributes, along with the leadership skills and other experiences of our officers and board members described below, provide us with a diverse range of perspectives and judgment necessary to facilitate our goals of consummating our initial business combination.

Gabriel Brener

We believe Mr. Brener is well qualified to serve as our Chairman of the Board, Chief Executive Officer and President due to his extensive experience in investment management and business operations, including as an executive and/or board member of a broad number of entities across a variety of sectors. We believe Mr. Brener’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds, investment bankers and attorneys will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Brener’s strategic experience and background in negotiating, structuring and consummating numerous business combinations over a 20+year career in Mexico and the United States will further our purposes of consummating our initial business combination.

Abraham Klip

We believe Mr. Klip is well qualified to serve as our Chief Operating Officer due to his extensive experience in business operations in Mexico in a variety of industries that could present attractive acquisition targets, including in the energy sector. We believe Mr. Klip’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds, investment bankers, attorneys and former government officials in Mexico will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Klip’s strategic experience and background in negotiating, structuring and executing numerous business combinations in his role at Grupo Bre and some of his prior positions, will further our purposes of consummating our initial business combination.

Clive Fleissig

We believe Mr. Fleissig is well qualified to serve as our Co-Chief Financial Officer and Executive Vice President due to his extensive experience in investment management and business operations, including as a board member of various Brener family investments over the last twelve years. We believe Mr. Fleissig’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds, investment bankers and attorneys will allow us to generate acquisition opportunities and identify suitable acquisition candidates. We believe Mr. Fleissig’s strategic experience and background in negotiating, structuring and consummating numerous business combinations over his career, including in numerous emerging markets, will further our purposes of consummating a business combination. We believe Mr. Fleissig’s accounting experience will also assist in analyzing and executing potential business combinations.

Ricardo David Aviles Reyna

We believe Mr. Reyna is well qualified to serve as our Co-Chief Financial Officer due to his extensive experience in investment management and accounting functions for Grupo Bre and operating companies in Mexico throughout his career. We believe Mr. Reyna’s accounting experience and certification as a public accountant in Mexico will also assist in analyzing and executing potential business combinations in Mexico.

Juan Pablo Alban

We believe Mr. Alban is well qualified to serve as our Secretary and Executive Vice President due to his significant investment analysis and management experience with Brener International Group and legal experience, including advising investment management firms and public and private companies in, among other things, negotiating and executing mergers and acquisitions and corporate finance transactions, securities law, business contracts and regulatory compliance. We believe Mr. Alban’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds, investment bankers and attorneys will allow us to generate acquisition opportunities and identify suitable acquisition candidates.

Pablo Brener

We believe Mr. Brener is well qualified to serve as our director due to his extensive experience in investment management and business operations, including as a highly successful and respected entrepreneur in Mexico. We believe Mr. Brener’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds, investment bankers and attorneys will allow us to generate acquisition opportunities and identify suitable acquisition candidates.

Benito Bucay

We believe Mr. Bucay is well qualified to serve as our director due to his extensive experience in investment management and business operations in Mexico in a variety of sectors that could present attractive acquisition targets in Mexico. We believe Mr. Bucay’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds, investment bankers and attorneys in Mexico will allow us to generate acquisition opportunities and identify suitable acquisition candidates.

John Engelman

We believe Mr. Engelman is well qualified to serve as our director due to his extensive investment management, business operations and tax experience. We believe Mr. Engelman’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds, investment bankers and attorneys will allow us to generate acquisition opportunities and identify suitable acquisition candidates.

Alfredo Elias Ayub

We believe Mr. Elias Ayub is well qualified to serve as our director due to his extensive experience in business operations and government service in Mexico, including in industries that could present attractive acquisition targets such as energy and electricity sector. We believe Mr. Elias Ayub’s access to extensive contacts and sources, ranging from private and public company contacts, private equity funds, investment bankers, attorneys and former government officials in Mexico will allow us to generate acquisition opportunities and identify suitable acquisition candidates.

Number and Terms of Office of Officers and Directors

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class (except for those directors appointed prior to our first annual meeting of stockholders) serving a three-year term. The term of office of the first class of directors, consisting of Alfredo Elias Ayub and John Engelman, will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Pablo Brener and Benito Bucay, will expire at the second annual meeting of stockholders. The term of office of the third class of directors, consisting of Gabriel Brener, will expire at the third annual meeting of stockholders. We do not currently intend to hold an annual meeting of stockholders until after we consummate our initial business combination.

Our officers are appointed by the board of directors and serve at the discretion of the board of directors, rather than for specific terms of office. Our board of directors is authorized to appoint persons to the offices set forth in our bylaws as it deems appropriate. Our amended and restated certificate of incorporation provides that our officers may consist of a chairman of the board, chief executive officer, president, chief financial officer, vice presidents, secretary, treasurer and such other offices as may be determined by the board of directors.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our officers, directors and persons who beneficially own more than ten percent of our common stock to file reports of ownership and changes in ownership with the SEC. These reporting persons are also required to furnish us with copies of all Section 16(a) forms they file. Based solely upon a review of such Forms, management believes that all of these reports were filed in a timely manner.

Audit Committee and Audit Committee Financial Expert

Our board of directors intends to establish an audit committee upon consummation of a business combination. At that time our board of directors intends to adopt a charter for the audit committee. Accordingly, we do not have an audit committee financial expert at this time and will not have such an expert until we consummate our initial business combination.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Since inception, none of our executive officers or directors received any cash (or non-cash) compensation for services rendered. Commencing on June 30, 2011, through the earlier of consummation of our initial business combination and our liquidation, we will pay Galco, Inc., an affiliate of our sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative services. This arrangement is being agreed to by our sponsor for our benefit and is not intended to provide our sponsor compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than this $10,000 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or our or their affiliates.

After the completion of our initial business combination, directors or members of our management team who remain with us, may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the tender offer materials or proxy solicitation materials furnished to our stockholders in connection with a proposed business combination. It is unlikely the amount of such compensation will be known at the time, as it will be up to the directors of the post-combination business to determine executive and director compensation. Any compensation to be paid to our officers will be determined, or recommended to the board of directors for determination, either by a compensation committee constituted solely by independent directors or by a majority of the independent directors on our board of directors.

We do not intend to take any action to ensure that members of our management team maintain their positions with us after the consummation of our initial business combination, although it is possible that some or all of our executive officers and directors may negotiate employment or consulting arrangements to remain with us after the initial business combination. The existence or terms of any such employment or consulting arrangements to retain their positions with us may influence our management’s motivation in identifying or selecting a target business but we do not believe that the ability of our management to remain with us after the consummation of our initial business combination will be a determining factor in our decision to proceed with any potential business combination. We are not party to any agreements with our executive officers and directors that provide for benefits upon termination of employment.

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We do not currently have a compensation committee and intend to establish such a committee following consummation of a business combination. We do not feel a compensation committee is necessary prior to a business combination as there will be no salary, fees or other compensation being paid to our officers or directors prior to a business combination other than as disclosed in this Report. All members of our board of directors reviewed the Compensation Discussion and Analysis and agreed that it should be included in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership based on 12,500,000 shares of our common stock outstanding as of March 20, 2012, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and
•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number of Shares Beneficially Owned (1)	Approximate Percentage of Outstanding Common stock
Azteca Acquisition Holdings, LLC (our sponsor)	2,400,000	19.2%
Gabriel Brener (2)	2,400,000	19.2%
Abraham Klip	—	—
Clive Fleissig	—	—
Ricardo David Aviles Reyna	—	—
Juan Pablo Alban	—	—
Pablo Brener	—	—
Benito Bucay	—	—
John Engelman	50,000	*
Alfredo Elias Ayub	50,000	*
Polar Securities Inc.(3)	650,000	5.2%
Hawkeye Capital Master (4)	1,000,000	8.0%
Pine River Capital Management L.P. (5)	800,000	6.4%
Highbridge International LLC (6)	1,000,000	8.0%
Bulldog Investors (7)	700,000	5.6%
Fir Tree Value Master Fund, L.P. (8) 990,000		7.9%
Deutsche Bank AG (9)	723,400	5.8%
AQR Capital Management, LLC (10)	960,000	7.7%
All directors and executive officers as a group (nine individuals)	2,500,000	20.0%

* Represents less than one percent.

(1)	Unless otherwise noted, the business address of each of the following is 421 N. Beverly Drive, Suite 300, Beverly Hills, CA 90210.
(2)	Represents shares of our common stock held by our sponsor. Mr. Gabriel Brener is the sole member of our sponsor. Mr. Brener disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(3) Based on information contained in Schedule 13G filed by the following persons on September 20, 2011, the amount represents shares of common stock beneficially owned by North Pole Capital Master Fund ("North Pole") and Polar Securities Inc. (“Polar Securities”), with respect to the shares of common stock directly held by North Pole over which North Pole and Polar Securities have joint voting and dispositive power. The address of North Pole and Polar Securities is 372 Bay Street, 21st floor, Toronto, Ontario M5H 2W9, Canada.

(4) Based on information contained in Schedule 13G filed by the following persons on July 12, 2011, Hawkeye Capital Master, a pooled investment vehicle organized as a Cayman Islands series trust, owns 1,000,000 shares of common stock which may be deemed to be beneficially owned by each of Richard A. Rubin, Hawkeye Capital Management, LLC and Hawkeye Capital Master  and as to which Richard Rubin has sole voting power and dispositive power in his role as manager of Hawkeye Capital Management, LLC, the manager of Hawkeye Capital Master. The principal place of business for Richard A. Rubin and Hawkeye Capital Management, LLC is 800 Third Avenue, 9th Floor, New York, New York, 10022. The principal place of business for Hawkeye Capital Master is P.O. Box 897GT, One Capital Place, Georgetown, Grand Cayman, Cayman Islands.

(5) Based on information contained in Schedule 13G/A filed on February 14, 2012, jointly by Brian Taylor, Pine River Capital Management L.P. and Pine River Master Fund Ltd. Brian Taylor and Pine River Capital Management L.P., share voting and dispositive power over 750,000 (6%) shares of common stock of the Company and Mr. Taylor and Pine River Master Fund Ltd. share voting and dispositive power over 650,000 (5.2%) shares of common stock of the Company. Each reporting person has an address at 601 Carlson Parkway, Suite 330, Minnetonka, MN 55305.

(6) Based on information contained in Schedule 13G filed on July 11, 2011 by the following persons: Highbridge International LLC holds 1,000,000 shares of common stock and each of Highbridge Capital Management, LLC and Glenn Dubin may be deemed the beneficial owners of 1,000,000 shares of common stock held by Highbridge International LLC. Highbridge Capital Management, LLC is the trading manager of Highbridge International LLC.  Glenn Dubin is the Chief Executive Officer of Highbridge Capital Management, LLC.  Highbridge International LLC has an address at c/o Harmonic Fund Services, The Cayman Corporate Centre, 4th Floor, 27 Hospital Road, Grand Cayman, Cayman Islands, British West Indies and Glenn Dubin and Highridge Capital Management , LLC share an address at 40 West 57th Street, 33rd Floor, New York, New York 10019.

(7) Based on information contained in Schedule 13G/A filed on July 11, 2011 by the following persons: Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos; Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors.  Bulldog Investors has the sole voting and dispositive power with respect to 533,011 shares of common stock and shared voting power with respect to 166,989 shares of our common stock.   The address of Bulldog Investors Special Opportunities Fund Inc. is Park 80 West, 250 Pehle Ave. Suite 708, Saddle Brook, NJ 07663.

(8) According to a Schedule 13G filed with the SEC on July 8, 2011 on behalf of Fir Tree Value Master Fund, L.P., a Cayman Islands exempted limited partnership (“Fir Tree Value”), Fir Tree Capital Opportunity Master Fund, L.P.(“Fir Tree Capital”) and Fir Tree, Inc., a New York corporation (“Fir Tree”). Fir Tree Value is the beneficial owner of 840,000 shares of common stock. Fir Tree Capital is the beneficial owner of 150,000 shares of common stock. Fir Tree may be deemed to beneficially own the shares of common stock held by Fir Tree Value and Fir Tree Capital as a result of being the investment manager of each of Fir Tree Value and Fir Tree Capital. The business address of Fir Tree Value and Fir Tree Capital is c/o Citco Fund Services (Cayman Islands) Limited, 89 Nexus Way, Camana Bay Box 31106, Grand Cayman KY1-1205, Cayman Islands and the business address of Fir Tree is 505 Fifth Avenue 23rd Floor, New York, New York 10017.

(9) According to a Schedule 13G filed with the SEC on February 2, 2012 on behalf of Deutsche Bank AG and Deutsche Bank Securities Inc., the reporting persons have sole voting and dispositive power over all of the shares of common stock that are reported on such Schedule 13G. The address of reporting persons is Theodor-Heuss-Allee 70, 60468 Frankfurt am Main, Federal Republic of Germany.

(10) Based on information contained in Schedule 13G filed on February 14, 2012. AQR Capital Management, LLC (“AQR”) serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 6.4% of the total amount owned by AQR. Reporting persons have an address at 142 W. 57th Street 12th Floor, New York NY 10019.

Changes in Control

N/A

Item 13. Certain Relationships and Related Transactions, and Director Independence

Certain Relationships and Related Transactions

In April 2011, we issued an aggregate of 2,875,000 founder shares to our sponsor for an aggregate purchase price of $25,000 in cash, or approximately $0.0087 per share. On June 8, 2011, the sponsor transferred 50,000 shares to each of John Engelman and Alfredo Elias Ayub, our two independent directors.

On August 15, 2011, as a result of the underwriters of the offering electing not to exercise the over-allotment option, the Company’s sponsor forfeited an aggregate of 375,000 shares of common stock of the Company and as a result, there are 12,500,000 shares of common stock of the Company issued and outstanding as of the date of this Report. In addition, 735,294 founder shares will be subject to forfeiture by our sponsor as follows: (1) 378,788 founder shares will be subject to forfeiture in the event the last sales price of our shares does not equal or exceed $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of our initial business combination and (2) 356,506 founder shares will be subject to forfeiture in the event the last sales price of our shares does not equal or exceed $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of our initial business combination. Any forfeiture of shares will be effected by our redeeming such shares from the initial stockholders for nominal consideration pursuant to the provisions of the insider letter entered into between us, the sponsor and the representative of the underwriters prior to the consummation of the offering. If such shares are forfeited, we would record the aggregate fair value of the shares forfeited and reacquired to treasury share and a corresponding credit to additional paid-in capital based on the difference between the fair market value of the forfeited shares and the price paid to us for such forfeited shares of approximately $6,397. Upon receipt, such forfeited shares would then be immediately cancelled, which would result in the retirement of the treasury share and a corresponding charge to additional paid-in capital.

Gabriel Brener, the sole member of our sponsor has purchased an aggregate of 4,666,667 sponsor warrants in a private placement that occurred simultaneously with the closing of the offering. Each sponsor warrant entitles the holder to purchase one share of common stock at $12.00 per share. The sponsor warrants (including the shares of common stock issuable upon exercise of the sponsor warrants) may not, subject to certain limited exceptions, be transferred, assigned or sold by it until 30 days after the completion of our initial business combination.

Each of our officers and directors (other than our independent directors) has agreed, pursuant to a written agreement with us, that until the earliest of our initial business combination, our liquidation or such time as he ceases to be an officer or director, to present to us for our consideration, prior to presentation to any other entity, any suitable business combination opportunities, subject to any pre-existing fiduciary or contractual obligations he might have. If any of our officers or directors (other than our independent directors) becomes aware of our initial business combination opportunity that falls within the line of business of any entity to which he has pre-existing fiduciary or contractual obligations, he may be required to present such business combination opportunity to such entity prior to presenting such business combination opportunity to us. With the exception of Messrs. Gabriel Brener and Pablo Brener, none of our officers or directors currently has fiduciary duties or contractual obligations that may take priority over their duties to us.

Galco, Inc., an affiliate of our sponsor has agreed, from June 30, 2011 through the earlier of our consummation of our initial business combination and our liquidation, to make available to us office space, utilities and secretarial and administrative services, as we may require from time to time. We have agreed to pay our sponsor or an affiliate of our sponsor $10,000 per month for these services. However, this arrangement is solely for our benefit and is not intended to provide our sponsor with compensation in lieu of salary. We believe, based on rents and fees for similar services in the Beverly Hills metropolitan area, that the fee charged by our sponsor is at least as favorable as we could have obtained from an unaffiliated person.

Other than the $10,000 per-month administrative fee paid to Galco, Inc., an affiliate of our sponsor, and reimbursement of any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to our sponsor, officers or directors, or to any of their respective affiliates, prior to or with respect to our initial business combination (regardless of the type of transaction that it is). Our independent directors will review on a quarterly basis all payments that were made to our sponsor, officers, directors or their affiliates and will be responsible for reviewing and approving all related party transactions as defined under Item 404 of Regulation S-K, after reviewing each such transaction for potential conflicts of interest and other improprieties.

Our sponsor advanced to us an aggregate of $100,000 to cover expenses related to the offering. This loan was repaid on July 7, 2011 upon the closing of the offering.

In addition, in order to finance transaction costs in connection with an intended initial business combination, our sponsor or an affiliate of our sponsor or certain of our officers and directors may, but are not obligated to, loan us funds as may be required. If we consummate our initial business combination, we would repay such loaned amounts. In the event that the initial business combination does not close, we may use a portion of the offering proceeds held outside the trust account to repay such loaned amounts but no proceeds from our trust account would be used for such repayment, other than the interest on such proceeds that may be released to us for working capital purposes. Up to $500,000 of such loans may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender. The warrants would be identical to the sponsor warrants. The terms of such loans by our officers and directors, if any, have not been determined and no written agreements exist with respect to such loans.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to our stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider our initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

All ongoing and future transactions between us and any member of our management team or his or her respective affiliates will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable to us than are available from unaffiliated third parties. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Director Independence

Although our securities are quoted on the Over-the-Counter Bulletin Board, we apply the Nasdaq standard in determining independent directors.  The Nasdaq standard requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

The Company has determined that John Engelman and Elias Ayub are independent directors as defined under the Nasdaq listing standards and Rule 10A-3 promulgated under the Exchange Act.

Item 14. Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2011, the firm of Rothstein Kass, was our principal accountant. The following is a summary of fees paid or to be paid to Rothstein Kass for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Rothstein Kass in connection with regulatory filings. We paid Rothstein Kass $52,365 in connection with our audited financials for the period ended April 21, 2011 and for the period from April 15, 2011 (inception) to April 21, 2011 and $8,500 for reviews of interim financial statements through September 30, 2011. We expect to be billed approximately $25,000 in connection with our December 31, 2011 fiscal year-end audit.

Audit-Related Fees. Audit-related services consist of fees billed for assurance and related services that are reasonably related to performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards. There were no fees billed for audit-related services rendered by Rothstein Kass during the last two fiscal years.

Tax Fees. We did not pay Rothstein Kass for tax planning and tax advice for the year ended December 31, 2011.

All other fees. We did not pay Rothstein for consulting services for our due diligence review in connection with the investigation of an acquisition target.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Financial Statements

(2)	Financial Statements Schedule

All financial statement schedules are omitted because they are not applicable or the amounts are immaterial and not required, or the required information is presented in the financial statements and notes thereto in is Item 15 of Part IV below.

(3)	Exhibits

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of

Azteca Acquisition Corporation

We have audited the accompanying balance sheet of Azteca Acquisition Corporation (a corporation in the development stage) (the “Company”) as of December 31, 2011, and the related statements of operations, shareholder’s equity and cash flows for the period from April 15, 2011 (inception) to December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of the Azteca Acquisition Corporation (a corporation in the development stage) as of December 31, 2011, and the results of its operations and its cash flows for the period from April 15, 2011 (inception) to December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein Kass

Roseland, New Jersey

March 15, 2012

Azteca Acquisition Corporation

(a corporation in the development stage)

BALANCE SHEET

December 31, 2011

Assets:
Current Assets:
Cash and cash equivalents	$505,803
Prepaid expenses	89,707
Total current assets	595,510

Cash and investments held in Trust Account	100,502,314
Total assets	$101,097,824

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$44,831
Franchise tax payable	102,182
Total current liabilities	147,013

Deferred underwriting fees	3,750,000
Total liabilities	3,897,013
Commitments and Contingencies:
Common stock subject to possible redemption; 9,174,209 shares at $ 10.05	92,200,800
Stockholders' Equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value;100,000,000 shares authorized; 12,500,000 shares issued and outstanding (including 9,174,209 subject to possible redemption)	1,250
Additional paid-in capital	5,291,239
Deficit accumulated during the development stage	(292,478)
Total stockholders' equity, net	5,000,011
Total liabilities and stockholders' equity	$101,097,824

See accompanying notes to financial statements.

Azteca Acquisition Corporation

(a corporation in the development stage)

STATEMENT OF OPERATIONS

For the period April 15, 2011 (inception) to December 31, 2011

Revenue	$-

Expenses:
General and administrative expenses	294,792

Loss from operations	(294,792)
Interest Income	2,314

Net loss attributable to common shares outstanding	$(292,478)

Weighted average number of common shares outstanding, basic and diluted	9,526,341

Net loss per common share outstanding, basic and diluted	$(0.03)

See accompanying notes to financial statements.

Azteca Acquisition Corporation

(a corporation in the development stage)

STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY

For the period from April 15, 2011 (inception) to December 31, 2011

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to Sponsor on April 15, 2011 at approximately $0.0087 per share	2,875,000	$288	$24,712	$-	$25,000

Sale of 10,000,000 units on July 6, 2011, net of underwriters’ discount and offering expenses (including 9,174,209 subject to possible redemption)	10,000,000	1,000	93,967,289		93,968,289

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(375,000)	(38)	38

Sale of 4,666,667 warrants to Sponsor on July 6, 2011			3,500,000		3,500,000

Net proceeds subject to possible redemption of 9,174,209 shares at redemption value			(92,200,800)		(92,200,800)

Net loss attributable to common stockholders				(292,478)	(292,478)

Balances, at December 31, 2011	12,500,000	$1,250	$5,291,239	$(292,478)	$5,000,011

See accompanying notes to financial statements.

Azteca Acquisition Corporation

(a corporation in the development stage)

STATEMENT OF CASH FLOWS

For the period from April 15, 2011 (inception) to December 31, 2011

Cash flows from operating activities
Net loss	$(292,478)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expenses	(89,707)
Accounts payable and accrued expenses	44,831
Franchise tax payable	102,182

Net cash used in operating activities	(235,172)

Net cash used in investing activity, cash and investments held in Trust Account	(100,502,314)

Cash flows from financing activities
Proceeds from note payable to related party	100,000
Payment of note payable to related party	(100,000)
Payments of offering costs	(2,281,711)
Proceeds from the sale of common stock to Sponsor	25,000
Proceeds from sale of warrants to Sponsor	3,500,000
Proceeds from Public Offering	100,000,000

Net cash provided by financing activities	101,243,289

Net increase in cash	505,803

Cash, beginning of period	-

Cash, end of period	$505,803

Supplemental schedule of non-cash financing activities:
Deferred Underwriting Fees	$3,750,000

See accompanying notes to financial statements

Azteca Acquisition Corporation

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

December 31, 2011

(1)	Organization and Nature of Business Operations

Azteca Acquisition Corporation (the “Company”) is a recently-formed Delaware blank check company, initially formed in the British Virgin Islands on April 15, 2011 and reincorporated in the State of Delaware on June 8, 2011, for the purpose of, directly or indirectly, effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combination with one or more businesses or assets (“Business Combination”).

The Company is currently evaluating Business Combination targets. All activity through December 31, 2011 relates to the Company’s formation, initial public offering (“Public Offering”) described below in Note (3), and after the Public Offering, the identification and investigation of prospective target businesses with which to consummate a Business Combination. The Company has selected December 31 as its fiscal year-end.

The registration statement for the Public Offering was declared effective on June 29, 2011. The Company consummated the Public Offering on July 6, 2011 and received net proceeds of approximately $101,218,000, which included $3,500,000 received for the purchase of 4,666,667 warrants by Azteca Acquisition Holdings, LLC (the “Sponsor”) and is net of non-deferred underwriting commissions of $1,750,000 and approximately $532,000 of offering costs.

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward effecting a Business Combination. For purposes of consummating its initial Business Combination, the Company intends to focus on operating businesses that have their primary operations located in either Mexico or the United States. While the Company may pursue a Business Combination in any business industry or sector, the Company intends to focus on industries or sectors that complement its management team’s background, such as the fields of transportation, industrials, manufacturing, food and beverage, financial services, hospitality, agribusiness, media (including television and newspapers), sports, real estate, energy, and businesses focused on serving the needs of Hispanic markets.

(2)	Summary of Significant Accounting Policies

a)	Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the SEC.

b)	Fair Value of Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheet.

c)	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period in accordance with ASB ASC 260, “Earnings Per Share”. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common stock to settle warrants held by the Sponsor (see Note (5)), as calculated using the treasury stock method. As the Company reported a net loss for the year ended December 31, 2011, the effect of the 14,666,667 warrants (including 4,666,667 warrants issued to the member of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities”, and is subject to the risks associated with activities of development stage companies. The Company has neither engaged in any operations nor generated any income to date. All activity through the date the financial statements were issued relates to the Company’s organizational activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates and activities relating to general corporate matters. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on the trust account.

h)	Restricted Cash Equivalents Held in the Trust Account

The amounts held in the trust account represent substantially all of the proceeds from the Public Offering and the simultaneous private placement and are classified as restricted assets since such amounts can only be used by the Company in connection with the consummation of an initial Business Combination. The funds held in the trust account are invested in United States Treasury securities.

i)	Investments Held In Trust Account

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Some treasury securities were purchased at a small discount during the period from the closing of the Public Offering through December 31, 2011, resulting in a non-material accretion of interest income. Interest income is recognized when earned.

j)	Redeemable Common Stock

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, at December 31, 2011, 9,174,209 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the trust account, including interest but less franchise and income taxes payable (approximately $10.05 at December 31, 2011).

k)	Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2011, the Company has recorded a full valuation of approximately $82,072 related to the Company’s net operating loss carryforward in the same amount. The net operating loss carryforward expires in 2031.

There were no unrecognized tax benefits as of December 31, 2011. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2011. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of ASC 740 did not have a material impact on the Company's financial position.

(3)	Public Offering

The Public Offering called for the Company to offer for sale 10,000,000 units at a price of $10.00 per unit (each, a “unit”). Each unit consists of one share of common stock of the Company, and one warrant (each, a “Warrant”). Each Warrant entitles the holder to purchase one share of common stock of the Company at a price of $12.00 per share. The Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or twelve months from the closing of the Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon exercise of the public Warrants has not been declared effective within 60 business days following the closing of its initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, or if Warrant holders did not exercise their Warrants on a cashless basis under the above provision, there will be no cash settlement of the Warrants and the Warrants will expire worthless. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days prior written notice of redemption, only in the event that the last sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the Warrant holders.

A contingent fee equal to 3.75% of the gross offering proceeds from the Public Offering will become payable to Deutsche Bank Securities (the “Underwriter”) from the amounts held in the trust account solely in the event the Company consummates its initial Business Combination.

The Underwriter was also granted a 45-day option (August 15, 2011) to purchase up to an additional 1,500,000 units to cover over-allotments, if any. The Underwriter did not exercise the over-allotment option and as such the Sponsor forfeited 375,000 of the Founder Shares (as defined in Note (5) below).

(4)	Liquidation

If the Company does not effect a Business Combination within 21 months from the closing of the public offering (April 6, 2013), as discussed in Note 3, the Company will liquidate the trust account and distribute the amount then held in the trust account, including interest but net of franchise and income taxes payable and less up to $50,000 of such net interest that may be released to the Company from the trust account to pay liquidation expenses, to the Company’s public stockholders, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

(5)	Related Party Transactions

a)	Note Payable to Related Party

The Company issued an unsecured promissory note to the Sponsor for an aggregate of $100,000 on April 20, 2011. The note was non-interest bearing and was payable on the earlier of March 31, 2012 or the date on which the Company consummated the Public Offering. This note was repaid in full on July 7, 2011.

b)	Services Agreement

The Company has agreed to pay $10,000 a month for office space, utilities, administrative services and secretarial support to Galco, Inc., an affiliate of the Sponsor. Services commenced on June 30, 2011, the date the securities were first quoted on the Over-the-Counter Bulletin Board quotation system, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination and the liquidation of the Company. The Company paid $70,000 under this agreement through December 31, 2011, including the monthly fee for January 31, 2012, in accordance with the agreement.

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

On April 15, 2011, the Sponsor purchased 2,875,000 shares of common stock (“Founder Shares”) for an aggregate amount of $25,000, or $0.0087 per share. On June 8, 2011, the Sponsor transferred 50,000 shares to each of John Engelman and Alfredo Elias Ayub, its two independent directors, for nominal consideration (the Sponsor and Messrs. Engelman and Elias together are the “initial stockholders”).

The Founder Shares are identical to the common stock included in the units that were sold in the Public Offering except that the Founder Shares are subject to certain transfer restrictions. The Sponsor agreed to and did forfeit 375,000 Founder Shares after the Underwriter informed the Company that it would not exercise any of the over-allotment option described in Note (3) above.

(6)	Investments Held In Trust Account

Upon the closing of the Public Offering and the simultaneous private placement of the Sponsor warrants, a total of $100,500,000 was placed in the trust account. As of December 31, 2011, investment securities in the Company’s trust account consisted of $100,501,837 in U.S. government Treasury bills with a maturity of 180 days or less. In addition, the trust account also includes $477 held in cash. The carrying amount, excluding accrued interest income, gross unrealized holding losses and fair value of held-to-maturity securities at December 31, 2011, was as follows:

	Carrying Amount	Gross Unrealized Holding Loss	Fair Value
Held-to-maturity:
United States Treasury Securities	$100,501,837	$(491)	$100,501,346

(7)	Fair Value Measurements

The Company has adopted ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$100,501,346	$100,501,346	$-	$-

(8)	Income Taxes

Components of the deferred tax assets are as follows:
Net operating loss carryforwards	$35,000
Amortizable start-up costs	65,000
Less, valuation allowance	(100,000)
$—

(9)	Stockholders’ Equity

Common Shares — the Company has 100,000,000 shares of common stock authorized. Holders of the Company’s common shares are entitled to one vote for each common share. At December 31, 2011, there were 12,500,000 shares of common stock outstanding.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2011, there were no shares of preferred stock outstanding.

(10)- Quarterly Financial Results (unaudited)

The following tables set forth certain unaudited quarterly results of operations of the Company for the period from April 15, 2011 (inception) to December 31, 2011. In the opinion of management, this information has been prepared on the same basis as the audited financial statements and all necessary adjustments, consisting only of normal recurring adjustments, have been included in the amounts stated below to present fairly the quarterly information when read in conjunction with the audited financial statements and related notes. The quarterly operating results are not necessarily indicative of future results of operations.

	For the Quarter Ended
	April 15, 2011
	(inception) to	September 30,	December 31,
	June 30, 2011	2011	2011
	(unaudited)	(unaudited)	(unaudited)

Revenue	$-	$-	$-

Gross profit	$-	$-	$-

Net loss attributable to
common shares outstanding	$(5,730)	$(104,312)	$(182,436)

Net loss per common share
outstanding, basic and diluted	$(0.00)	$(0.01)	$(0.02)

Exhibits.

We hereby file as part of this Annual Report on Form 10-K the Exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	By-laws(2)

4.1	Specimen Unit Certificate(2)

4.2	Specimen common stock Certificate(2)

4.3	Specimen Warrant Certificate(2)

4.4	Warrant Agreement, dated June 29, 2011, by and between Azteca Acquisition Corporation and Continental Stock Transfer & Trust Company (1)

10.1	Promissory Note, dated April 20, 2011, issued to Azteca Acquisition Holdings, LLC (3)

10.2	Letter Agreement, dated as of June 29, 2011, among the Company, Azteca Acquisition Corporation and each of the directors and officers of the Registrant. (1)

10.3	Investment Management Trust Agreement, dated June 29, 2011, by and between Azteca Acquisition Corporation and Continental Stock Transfer & Trust Company.(1)

10.4	Form of Letter Agreement between Galco, Inc and the Registrant regarding administrative support.(2)

10.5	Registration Rights Agreement, dated June 29, 2011, by and among Azteca Acquisition Corporation and the securityholders named therein.(1)

10.6	Sponsor Warrants Purchase Agreement, dated as of April 21, 2011, between the Registrant and Azteca Acquisition Holdings, LLC (3)

10.7	Form of Indemnity Agreement (2)

10.8	Amendment No. 1 to the Sponsor Warrants Purchase Agreement, dated June 29, 2011 (1)

10.9	Underwriting Agreement, dated June 29, 2011, by and between Azteca Acquisition Corporation and Deutsche Bank Securities Inc. as representative of the underwriters. (1)

10.10	Securities Purchase Agreement, effective as of April 15, 2011, between the Registrant and Azteca Acquisition Holdings, LLC (3)

99.1	Form of Code of Ethics(2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

57

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 6, 2011.

(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 10, 2011.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on April 22, 2011

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

58

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

March 21, 2012	Azteca Acquisition Corporation

	By:	/s/ Gabriel Brener
Name: Gabriel Brener Title: Chairman of the Board of Directors, Chief Executive Officer and President (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gabriel Brener	Chairman of the Board of Directors,	March 21, 2012
Gabriel Brener	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Abraham Klip	Chief Operating Officer	March 21, 2012
Abraham Klip

/s/ Clive Fleissig	Co-Chief Financial Officer	March 21, 2012
Clive Fleissig	& Executive Vice President
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Ricardo David Aviles Reyna	Co-Chief Financial Officer	March 21, 2012
Ricardo David Aviles Reyna

/s/ Juan Pablo Albán	Secretary & Executive Vice President	March 21, 2012
Juan Pablo Albán

/s/ Pablo Brener	Director	March 21, 2012
Pablo Brener

/s/ Benito Bucay	Director	March 21, 2012
Benito Bucay

/s/ John Engelman	Director	March 21, 2012
John Engelman

/s/ Alfredo Elías Ayub	Director	March 21, 2012
Alfredo Elías Ayub

59