Form 10-Q
period 2012-03-31
Azteca Acquisition Corp
filed 2012-05-14
CIK 1518749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      ☒

As of May 9, 2012, there were 12,500,000 shares of Company’s common stock issued and outstanding.

AZTECA ACQUISITION CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Azteca Acquisition Corporation

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2012 (unaudited)	December 31, 2011
Assets:
Current assets:
Cash and cash equivalents	$380,882	$505,803
Prepaid expenses	60,587	89,707
Total current assets	441,469	595,510

Cash and investments held in Trust Account	100,503,780	100,502,314
Total assets	$100,945,249	$101,097,824

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$66,982	$44,831
Franchise tax payable	47,787	102,182
Total current liabilities	114,769	147,013

Deferred underwriting fees	3,750,000	3,750,000
Total liabilities	3,864,769	3,897,013
Commitments and contingencies:
Common stock subject to possible redemption; 9,162,236 and 9,174,209 shares at $ 10.05 at March 31, 2012 and December 31, 2011, respectively	92,080,472	92,200,800

Stockholders' equity

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding

Common stock, $0.0001 par value; 100,000,000 shares authorized; 12,500,000 shares issued and outstanding (including 9,162,236 and 9,174,209 subject to possible redemption, respectively)	1,250	1,250
Additional paid-in capital	5,411,567	5,291,239
Deficit accumulated during the development stage	(412,809)	(292,478)
Total stockholders' equity, net	5,000,008	5,000,011
Total liabilities and stockholders' equity	$100,945,249	$101,097,824

See accompanying notes to condensed interim financial statements.

Azteca Acquisition Corporation
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	Three months ended March 31, 2012	For the period from April 15, 2011 (inception) to March 31, 2012

Revenue	$-	$-

Expenses:
General and administrative expenses	122,246	417,038

Loss from operations	(122,246)	(417,038)

Interest Income	1,915	4,229

Net loss attributable to common shares outstanding	$(120,331)	$(412,809)

Weighted average number of common shares outstanding, basic and diluted	12,500,000	10,295,099

Net loss per common share outstanding, basic and diluted	$(0.01)	$(0.04)

See accompanying notes to condensed interim financial statements.

Azteca Acquisition Corporation

(a corporation in the development stage)

STATEMENT OF STOCKHOLDER'S EQUITY

For the period from April 15, 2011 (inception) to March 31, 2012

(unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to Sponsor on April 15, 2011 at approximately $0.0087 per share	2,875,000	$288	$24,712	$-	$25,000

Sale of 10,000,000 units on July 6, 2011, net of underwriters’ discount and offering expenses (including 9,174,209 subject to possible redemption)	10,000,000	1,000	93,967,289		93,968,289

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(375,000)	(38)	38

Sale of 4,666,667 warrants to Sponsor on July 6, 2011			3,500,000		3,500,000

Net proceeds subject to possible redemption of 9,174,209 shares at redemption value			(92,200,800)		(92,200,800)

Net loss attributable to common stockholders				(292,478)	(292,478)

Balances, at December 31, 2011 (audited)	12,500,000	$1,250	$5,291,239	$(292,478)	$5,000,011

Unaudited:

Decrease in carrying amount of redeemable shares to 9,162,236 shares subject to possible redemption at March 31, 2012			120,328		120,328

Net loss attributable to common stockholders				(120,331)	(120,331)

Balances, at March 31, 2012 (unaudited)	12,500,000	$1,250	$5,411,567	$(412,809)	$5,000,008

See accompanying notes to condensed interim financial statements.

Azteca Acquisition Corporation

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Three months ended March 31, 2012		For the period from April 15, 2011 (inception) to March 31, 2012
Cash flows from operating activities
Net loss		$(120,331)	$(412,809)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expenses		29,120	(60,587)
Accounts payable and accrued expenses		22,151	66,982
Franchise tax payable		(54,395)	47,787

Net cash used in operating activities		(123,455)	(358,627)

Net cash used in investing activity, cash and investments held in Trust Account		(1,466)	(100,503,780)

Cash flows from financing activities
Proceeds from note payable to related party			100,000
Payment of note payable to related party			(100,000)
Payments of offering costs			(2,281,711)
Proceeds from the sale of common stock to Sponsor			25,000
Proceeds from sale of warrants to Sponsor			3,500,000
Proceeds from Public Offering			100,000,000

Net cash provided by financing activities		-	101,243,289

Net increase (decrease) in cash		(124,921)	380,882

Cash and cash equivalents, beginning of period		505,803

Cash and cash equivalents, end of period		$380,882	$380,882

Supplemental schedule of non-cash financing activities:
Deferred Underwriting Fees	$		$3,750,000

See accompanying notes to condensed interim financial statements

Azteca Acquisition Corporation

(a development stage company)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(1)	Organization and Nature of Business Operations

Azteca Acquisition Corporation (the “Company”) is a Delaware blank check company initially formed in the British Virgin Islands on April 15, 2011 and reincorporated in the State of Delaware on June 8, 2011 for the purpose of, directly or indirectly, effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combination with one or more businesses or assets (“Business Combination”).

The Company is currently evaluating Business Combination targets.  All activity through March 31, 2012 relates to the Company’s formation, initial public offering (“Public Offering”) described below in Note (3) and the identification and investigation of prospective target businesses with which to consummate a Business Combination. The Company has selected December 31 as its fiscal year-end.

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

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of March 31, 2012 and December 31, 2011 and the results of operations for the three months ended March 31, 2012 and for the period from April 15, 2011 (inception) to March 31, 2012. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The results of operations for the period ended March 31, 2012 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

b)	Fair Value of Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheets.

c)	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common shares to settle warrants held by the Sponsor (see Note (5)), as calculated using the treasury stock method.  As the Company reported a net loss for the three months ended March 31, 2012 and for the period from April 15, 2011(inception) to March 31, 2012, the effect of the 14,666,667 warrants (including 4,666,667 warrants issued to the member of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive.  As a result, dilutive loss per common share is equal to basic loss per common share.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations.  Some Treasury securities were purchased at a small discount during the three-month period through March 31, 2012, resulting in a non-material accretion of interest income.  Interest income is recognized when earned.

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

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period.  Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, at March 31, 2012 and December 31, 2011, 9,162,236 and 9,174,209 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.05 at March 31, 2012 and December 31, 2011).

(3)	Public Offering

The Public Offering called for the Company to offer for sale 10,000,000 units at a price of $10.00 per unit (each, a “Unit”). Each Unit consists of one share of common stock of the Company, and one warrant (each, a “Warrant”). Each Warrant entitles the holder to purchase one share of common stock of the Company at a price of $12.00 per share. The Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or twelve months from the closing of the Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon exercise of the public Warrants has not been declared effective within 60 business days following the closing our initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, or if Warrant holders did not exercise their Warrants on a cashless basis under the above provision, there will be no cash settlement of the Warrants and the Warrants will expire worthless. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days prior written notice of redemption, only in the event that the last sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the Warrant holders.

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

The Company has agreed to pay $10,000 a month for office space, utilities, administrative services and secretarial support to Galco, Inc., an affiliate of the Sponsor. Services commenced on June 30, 2011, the date the securities were first quoted on the Over-the-Counter Bulletin Board quotation system, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination and the liquidation of the Company.  The Company paid $30,000 and $90,000 under this agreement for the 3 months ended March 31, 2012 and for the period April 15, 2011 (inception) to March 31, 2012, respectively.

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

Upon the closing of the Public Offering and the simultaneous private placement of the Sponsor warrants, a total of $100,500,000 was placed in the Trust Account. As of March 31, 2012, investment securities in the Company’s Trust Account consisted of $100,502,962 in U.S. government Treasury bills with a maturity of 180 days or less. In addition, the Trust Account included $818 and $477 of cash as of March 31, 2012 and December 31, 2011, respectively. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held-to-maturity securities at March 31, 2012, was as follows:

	Carrying Amount	Gross Unrealized Holding Gain	Fair Value
Held-to-maturity:
United States Treasury Securities	$100,502,962	$5,359	$100,508,321

The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held-to-maturity securities at December 31, 2011, was as follows:

	Carrying Amount	Gross Unrealized Holding Gain	Fair Value
Held-to-maturity:
United States Treasury Securities	$100,501,837	$(491)	$100,501,346

(7)	Fair Value Measurements

The Company has adopted ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

Description	March 31, 2012 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$100,508,321	$100,508,321	$-	$-

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$100,501,346	$100,501,346	$-	$-

(8)	Stockholders’ Equity

Common Shares  — The Company has 100,000,000 shares of common stock authorized.  Holders of the Company’s common shares are entitled to one vote for each common share. At March 31, 2012 and December 31, 2011, there were 12,500,000 shares of common stock outstanding.

Preferred Shares  — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At March 31, 2012 and December 31, 2011, there were no shares of preferred stock outstanding.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

References to the “Company,” “us” or “we” refer to Azteca Acquisition Corporation.  The following discussion and analysis of the Company’s financial condition and results of operations should be read in conjunction with the interim financial statements and the notes thereto contained elsewhere in this quarterly report on Form 10-Q (“Report”). Certain information contained in the discussion and analysis set forth below includes forward-looking statements that involve risks and uncertainties.

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

Overview

We are a newly organized blank check company formed on June 8, 2011 for the purpose of, directly or indirectly effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combination with one or more businesses or assets (a “Business Combination”). We were originally formed under the laws of the British Virgin Islands on April 15, 2011. We filed a certificate of conversion and a certificate of incorporation in the State of Delaware on June 8, 2011, changing our place of incorporation from the British Virgin Islands to Delaware.  We consummated our initial public offering (the “Public Offering”) on July 6, 2011. We are not limited to a particular industry, geographic region or minimum transaction value for purposes of consummating an initial Business Combination.  Notwithstanding, we intend to focus on operating businesses that have their primary operations located in either Mexico or the United States. While we may pursue an acquisition opportunity in any business industry or sector, we intend to focus on industries or sectors that complement our management team’s background, such as the fields of transportation, industrials, manufacturing, food and beverage, financial services, hospitality, agribusiness, media (including television and newspapers), sports, real estate and energy, and businesses focused on serving the needs of the Hispanic markets.

Results of Operations

For the period from April 15, 2011 (inception) through March 31, 2012 we had a net loss of $412,809, including a net loss of $120,331 for the period from January 1, 2012 to March 31, 2012.

We have neither engaged in any operations nor generated any revenues to date.  All activity through March 31, 2012 relates to our formation, our private placements and Public Offering, the identification and evaluation of prospective candidates for an initial Business Combination, and general corporate matters.  Since the completion of our Public Offering, we have not generated any operating revenues and will not until after completion of our initial Business Combination, at the earliest.  We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities.   We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

On July 6, 2011, we consummated our Public Offering of 10,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of 4,666,667 warrants (the “Sponsor Warrants”) to Azteca Acquisition Holdings, LLC (our “Sponsor”) for $3.5 million. Our Sponsor subsequently transferred the Sponsor Warrants to Brener International Group, LLC, an affiliate of our Sponsor. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of approximately $101,218,289, net of the non-deferred portion of the underwriting commissions of $1.75 million and offering costs and other expenses of approximately $531,711.  Upon the closing of the Public Offering and the private placement, $100,500,000 was placed into a Trust Account.  As of March 31, 2012, investment securities in our Trust Account consisted of $100,502,962 in U.S. government Treasury bills with a maturity of 180 days or less.  Out of the proceeds of our Public Offering which remained available outside of the Trust Account, we obtained officers and directors insurance covering a 12 month period from June 27, 2011 through December 31, 2012 for a cost of $100,192, with a prepaid balance at March 31, 2012 of $49,363.

As of March 31, 2012, we had a cash and cash equivalent balance of $380,882, held outside of our Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

For the period from April 15, 2011 (inception) to March 31, 2012, we used cash of $358,627 in operating activities, which was largely attributable to a net loss for the period of $412,809 and the payment of officers’ and directors’ insurance, which had a prepaid balance of $49,363. During the first quarter of 2012, we used cash of $123,455 in operating activities, which was largely attributable to a net loss for the period of $120,331.

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

Investments Held in Trust Account:

Upon the closing of our Public Offering and private placement in July 2011, $100,500,000 was placed into a Trust Account with Continental Stock Transfer & Trust Company serving as trustee. As of March 31, 2012, investment securities in our Trust Account consisted of $100,502,962 in U.S. government Treasury bills with a maturity of 180 days or less. The Trust Account also included $818 of cash.

Net loss per common share:

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common shares to settle warrants held by the Sponsor (see Note (4) of the Financial Statements), as calculated using the treasury stock method.  As the Company reported a net loss for the period from April 15, 2011 (inception) to March 31, 2012, and for the three months ended March 31, 2012, the effect of the 14,666,667 warrants (including 4,666,667 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive.  As a result, dilutive loss per common share is equal to basic loss per common share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on June 8, 2011 for the purpose of effecting a Business Combination. We were considered in the development stage at March 31, 2012 and had not yet commenced any operations or generated any revenues. All activity through March 31, 2012 relates to our formation, our Public Offering, the identification and evaluation of prospective candidates for an initial Business Combination, and general corporate matters.   The net proceeds of the Public Offering and the private placement in July 2011 were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Co-Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based upon their evaluation, our Chief Executive Officer and Co-Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report filed on March 21, 2012 with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed on March 21, 2012 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. Unregistered sales of equity securities and use of proceeds

None.

ITEM 3. Defaults upon senior securities

None.

ITEM 4. Mine Safety and Disclosures

None.

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

AZTECA ACQUISITION CORPORATION

Dated: May 14, 2012	/s/ Gabriel Brener
Gabriel Brener Chief Executive Officer (Principal executive officer)

Dated: May 14, 2012	/s/ Clive Fleissig
Clive Fleissig Co-Chief Financial Officer and Executive Vice President (Principal financial and accounting officer)

