Form 10-Q
period 2012-06-30
Azteca Acquisition Corp
filed 2012-08-14
CIK 1518749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of August 14, 2012, there were 12,500,000 shares of the Company’s common stock issued and outstanding.

AZTECA ACQUISITION CORPORATION

PART 1 – FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Azteca Acquisition Corporation

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2012	December 31, 2011
	(unaudited)
Assets:
Current assets:
Cash and cash equivalents	$216,370	$505,803
Prepaid expenses	41,746	89,707
Total current assets	258,116	595,510

Cash and investments held in Trust Account	100,512,477	100,502,314
Total assets	$100,770,593	$101,097,824

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$8,100	$44,831
Franchise tax payable	45,000	102,182
Total current liabilities	53,100	147,013

Deferred underwriting fees	3,750,000	3,750,000

Total liabilities	3,803,100	3,897,013

Commitments and contingencies:
Common stock subject to possible redemption; 9,150,994 and 9,174,209 shares at $ 10.05 at June 30, 2012 and December 31, 2011, respectively	91,967,490	92,200,800

Stockholders' equity

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding

Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,349,006 and 3,325,791 shares issued and outstanding at June 30, 2012 and December 31, 2011, respectively (excluding 9,150,994 and 9,174,209 subject to possible redemption, respectively)	335	333
Additional paid-in capital	5,525,464	5,292,156
Deficit accumulated during the development stage	(525,796)	(292,478)

Total stockholders' equity, net	5,000,003	5,000,011
Total liabilities and stockholders' equity	$100,770,593	$101,097,824

See accompanying notes to condensed interim financial statements.

Azteca Acquisition Corporation

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	Three months ended June 30, 2012	For the period from April 15, 2011 (inception) to June 30, 2011	Six months ended June 30, 2012	For the period from April 15, 2011 (inception) to June 30, 2012

Revenue	$-	$-	$-	$-

Expenses:
General and administrative expenses	121,728	5,730	243,974	538,766

Loss from operations	121,728	5,730	243,974	538,766
Interest Income	8,741	-	10,656	12,970

Net loss attributable to common shares outstanding	$(112,987)	$(5,730)	$(233,318)	$(525,796)

Weighted average number of common shares outstanding, excluding shares subject to possible redemption - basic and diluted	3,337,888	2,875,000	3,331,905	3,265,260

Net loss per common share outstanding, excludiung shares subject to possible redemption - basic and diluted	$(0.03)	$(0.00)	$(0.07)	$(0.16)

See accompanying notes to condensed interim financial statements.

Azteca Acquisition Corporation

(a corporation in the development stage)

STATEMENT OF STOCKHOLDER'S EQUITY

For the period from April 15, 2011 (inception) to June 30, 2012

(unaudited)

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholder's
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to Sponsor on April 15, 2011 at approximately $0.0087 per share	2,875,000	$288	$24,712	$-	$25,000

Sale of 10,000,000 units on July 6, 2011, net of underwriters’ discount and offering expenses (including 9,174,209 subject to possible redemption)	10,000,000	1,000	93,967,289		93,968,289

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(375,000)	(38)	38

Sale of 4,666,667 warrants to Sponsor on July 6, 2011			3,500,000		3,500,000

Net proceeds subject to possible redemption of 9,174,209 shares at redemption value	(9,174,209)	(917)	(92,199,883)		(92,200,800)

Net loss attributable to common stockholders				(292,478)	(292,478)

Balances, at December 31, 2011 (audited)	3,325,791	$333	$5,292,156	$(292,478)	$5,000,011

Unaudited:

Change in shares subject to possible redemption to 9,150,994 shares at June 30, 2012	23,215	2	233,308		233,310

Net loss attributable to common stockholders				(233,318)	(233,318)

Balances, at June 30, 2012 (unaudited)	3,349,006	$335	$5,525,464	$(525,796)	$5,000,003

See accompanying notes to condensed interim financial statements.

Azteca Acquisition Corporation

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	Six months ended June 30, 2012	For the period from April 15, 2011 (inception) to June 30, 2011	For the period from April 15, 2011 (inception) to June 30, 2012
Cash flows from operating activities
Net loss	$(233,318)	$(5,730)	$(525,796)
Adjustments to reconcile net loss to net cash used in operating activities:
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expenses	47,960	(99,462)	(41,746)
Accounts payable and accrued expenses	(36,731)	105,192	8,100
Franchise tax payable	(57,182)	-	45,000

Net cash used in operating activities	(279,271)	-	(514,442)

Net cash used in investing activity, cash and investments held in Trust Account as of June 30, 2012, and restricted cash held by escrow agent as of June 30, 2011 as of June 30, 2012, and restricted cash held by escrow agent as of June 30, 2011	(10,163)	(3,500,000)	(100,512,477)

Cash flows from financing activities
Proceeds from note payable to related party		100,000	100,000
Payment of note payable to related party			(100,000)
Payments of offering costs		(59,054)	(2,281,711)
Proceeds from the sale of common stock to Sponsor		25,000	25,000
Proceeds from sale of warrants to Sponsor		3,500,000	3,500,000
Proceeds from Public Offering			100,000,000

Net cash provided by financing activities	-	3,565,946	101,243,289

Net increase (decrease) in cash	(289,434)	65,946	216,369

Cash and cash equivalents, beginning of period	505,803

Cash and cash equivalents, end of period	$216,370	$65,946	$216,369

Supplemental schedule of non-cash financing activities:
Accrued Offering Costs	$-	$-	$448,632
Deferred underwriting fees	$-	$3,750,000	$-

See accompanying notes to condensed interim financial statements.

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

The Company is currently evaluating Business Combination targets.  All activity through June 30, 2012 relates to the Company’s formation, initial public offering (“Public Offering”) described below in Note (4) and the identification and investigation of prospective target businesses with which to consummate a Business Combination. The Company has selected December 31 as its fiscal year-end.

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

The accompanying interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States (GAAP) and pursuant to the accounting and disclosure rules and regulations of the SEC, and reflect all adjustments, consisting only of normal recurring adjustments, which are, in the opinion of management, necessary for a fair presentation of the financial position as of June 30, 2012 and December 31, 2011 and the results of operations for the three and six months ended June 30, 2012 and for the period from April 15, 2011 (inception) to June 30, 2012. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been omitted pursuant to such rules and regulations.  The results of operations for the period ended June 30, 2012 are not necessarily indicative of the results of operations to be expected for a full fiscal year.

b)	Fair Value of Financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 820, “Fair Value Measurements and Disclosures”, approximates the carrying amounts represented in the balance sheets.

c)	Net Loss Per Share

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common shares to settle warrants held by the Sponsor (see Note (5)), as calculated using the treasury stock method.  As the Company reported a net loss for the six months ended June 30, 2012 and for the period from April 15, 2011(inception) to June 30, 2012, the effect of the 14,666,667 warrants (including 4,666,667 warrants issued to the member of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive.  As a result, dilutive loss per common share is equal to basic loss per common share.

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

f)	Reclassifications

Certain reclassifications have been made to amounts previously reported for 2011 to conform with the 2012 presentation. Such reclassifications have no effect on previously reported net income.

g)	Restricted Cash Equivalents Held in the Trust Account

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

h)	Investments Held In Trust Account

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations.  Some Treasury securities were purchased at a small discount during the six-month period through June 30, 2012, resulting in a non-material accretion of interest income.  Interest income is recognized when earned.

i)	Redeemable Common Stock

As discussed in Note (1), all of the 10,000,000 common shares sold as part of the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will they redeem any of its public shares if the total of such redemption requests would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period.  Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against paid-in capital. Accordingly, at June 30, 2012 and December 31, 2011, 9,150,994 and 9,174,209 public shares are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the Trust Account, including interest but less franchise and income taxes payable (approximately $10.05 at June 30, 2012 and December 31, 2011).

(3)	Liquidation and Going Concern

If the Company does not effect a Business Combination within 21 months from the closing of the Public Offering (April 6, 2013), as discussed in Note (4), the Company will liquidate the Trust Account and distribute the amount then held in the trust account, including interest but net of franchise and income taxes payable and less up to $50,000 of such net interest that may be released to the Company from the trust account to pay liquidation expenses, to the Company’s public stockholders, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. This mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. No adjustment has been made in the condensed interim financial statements to the amounts and classification of assets and liabilities which could result should the Company be unable to continue as a going concern.

(4)	Public Offering

The Public Offering called for the Company to offer for sale 10,000,000 units at a price of $10.00 per unit (each, a “Unit”). Each Unit consists of one share of common stock of the Company, and one warrant (each, a “Warrant”). Each Warrant entitles the holder to purchase one share of common stock of the Company at a price of $12.00 per share. The Warrants will become exercisable on the later of 30 days after the completion of the Company’s initial Business Combination or twelve months from the closing of the Public Offering, provided in each case that the Company has an effective registration statement under the Securities Act of 1933, as amended, covering the common stock issuable upon exercise of the Warrants and a current prospectus relating to them is available, and will expire five years after the completion of the Company’s initial Business Combination or earlier upon redemption or liquidation. Notwithstanding the foregoing, if a registration statement covering the common stock issuable upon exercise of the public Warrants has not been declared effective within 60 business days following the closing of our initial Business Combination, Warrant holders may, until such time as there is an effective registration statement and during any period when the Company shall have failed to maintain an effective registration statement, exercise Warrants on a cashless basis. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, or if Warrant holders did not exercise their Warrants on a cashless basis under the above provision, there will be no cash settlement of the Warrants and the Warrants will expire worthless. Once the Warrants become exercisable, the Company may redeem the outstanding Warrants in whole and not in part at a price of $0.01 per Warrant upon a minimum of 30 days prior written notice of redemption, only in the event that the last sales price of the Company’s common stock equals or exceeds $18.00 per share for any 20 trading days within the 30-trading day period ending on the third business day before the Company sends the notice of redemption to the Warrant holders.

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

The Company has agreed to pay $10,000 a month for office space, utilities, administrative services and secretarial support to Galco, Inc., an affiliate of the Sponsor. Services commenced on June 30, 2011, the date the securities were first quoted on the Over-the-Counter Bulletin Board quotation system, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination and the liquidation of the Company.  The Company paid $60,000 and $120,000 under this agreement for the six months ended June 30, 2012 and for the period June 30, 2011 (the date the Company’s securities were first quoted on the OTCBB) to June 30, 2012, respectively.

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

Upon the closing of the Public Offering and the simultaneous private placement of the Sponsor warrants, a total of $100,500,000 was placed in the Trust Account. As of June 30, 2012, investment securities in the Company’s Trust Account consisted of $100,507,057 in U.S. government Treasury bills with a maturity of 180 days or less. In addition, the Trust Account included $5,420 and $477 of cash as of June 30, 2012 and December 31, 2011, respectively. The carrying amount, excluding accrued interest income, gross unrealized holding gains and fair value of held-to-maturity securities at June 30, 2012, was as follows:

	Carrying Amount	Gross Unrealized Holding Gain	Fair Value
Held-to-maturity:
United States Treasury Securities	$100,507,057	$23,005	$100,530,062

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

The following tables present information about the Company’s assets that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset, and includes situations where there is little, if any, market activity for the asset:

Description	June 30, 2012 (unaudited)	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$100,530,062	$100,530,062	$-	$-

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$100,501,346	$100,501,346	$-	$-

(8)	Stockholders’ Equity

Common Shares  — The Company has 100,000,000 shares of common stock authorized.  Holders of the Company’s common shares are entitled to one vote for each common share. At June 30, 2012 and December 31, 2011, there were 12,500,000 shares of common stock outstanding, which includes 9,150,994 and 9,174,209 shares, respectively, subject to possible redemption.

Preferred Shares  — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.  At June 30, 2012 and December 31, 2011, there were no shares of preferred stock outstanding.

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

Results of Operations

For the period from April 15, 2011 (inception) through June 30, 2012 we had a net loss of $525,796, including a net loss of $112,987 and $233,318 for the periods from April 1, 2012 to June 30, 2012 and January 1, 2012 to June 30, 2012, respectively.

We have neither engaged in any operations nor generated any revenues to date.  All activity through June 30, 2012 relates to our formation, our private placements and Public Offering, the identification and evaluation of prospective candidates for an initial Business Combination, and general corporate matters.  Since the completion of our Public Offering, we have not generated any operating revenues and will not until after completion of our initial Business Combination, at the earliest.  We may generate small amounts of non-operating income in the form of interest income on cash and cash equivalents, but such income is not expected to be significant in view of the current low yields on Treasury securities.   We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses.

Liquidity and Capital Resources

On July 6, 2011, we consummated our Public Offering of 10,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our Public Offering, we consummated the private sale of 4,666,667 warrants (the “Sponsor Warrants”) to Azteca Acquisition Holdings, LLC (our “Sponsor”) for $3,500,000. Our Sponsor subsequently transferred the Sponsor Warrants to Brener International Group, LLC, an affiliate of our Sponsor. We received net proceeds from our Public Offering and the sale of the Sponsor Warrants of $101,218,289, net of the non-deferred portion of the underwriting commissions of $1,750,000 and offering costs and other expenses of $531,711.  Upon the closing of the Public Offering and the private placement, $100,500,000 was placed into a Trust Account.  As of June 30, 2012, investment securities in our Trust Account consisted of $100,507,057 in U.S. government Treasury bills with a maturity of 180 days or less. The Trust Account also had $5,420 in cash as of June 30, 2012.  Out of the proceeds of our Public Offering which remained available outside of the Trust Account, we obtained officers and directors insurance covering a 12 month period from June 27, 2011 through December 31, 2012 for a cost of $100,192, with a prepaid balance at June 30, 2012 of $32,763.

As of June 30, 2012, we had a cash and cash equivalent balance of $216,370, held outside of our Trust Account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business transaction and other general corporate uses.

For the period from April 15, 2011 (inception) to June 30, 2012, we used cash of $514,442 in operating activities, which was largely attributable to a net loss for the period of $525,796 and the payment of officers’ and directors’ insurance, which had a prepaid balance of $32,763. During the first six months of 2012, we used cash of $279,271 in operating activities, which was largely attributable to a net loss for the period of $233,318.

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

Investments Held in Trust Account:

Upon the closing of our Public Offering and private placement in July 2011, $100,500,000 was placed into a Trust Account with Continental Stock Transfer & Trust Company serving as trustee. As of June 30, 2012, investment securities in our Trust Account consisted of $100,507,057 in U.S. government Treasury bills with a maturity of 180 days or less. The Trust Account also included $5,420 of cash.

Net loss per common share:

Basic net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is computed by dividing net loss per share by the weighted average number of common shares outstanding, plus to the extent dilutive, the incremental number of shares of common shares to settle warrants held by an affiliate of the Sponsor (see Note (4) of the Financial Statements), as calculated using the treasury stock method.  As the Company reported a net loss for the period from April 15, 2011 (inception) to June 30, 2012, and for the six months ended June 30, 2012, the effect of the 14,666,667 warrants (including 4,666,667 warrants issued to the members of the Sponsor in the private placement), have not been considered in the diluted loss per common share because their effect would be anti-dilutive.  As a result, dilutive loss per common share is equal to basic loss per common share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We were incorporated in Delaware on June 8, 2011 for the purpose of effecting a Business Combination. We were considered in the development stage at June 30, 2012 and had not yet commenced any operations or generated any revenues. All activity through June 30, 2012 relates to our formation, our Public Offering, the identification and evaluation of prospective candidates for an initial Business Combination, and general corporate matters.   The net proceeds of the Public Offering and the private placement in July 2011 were placed into a trust account and invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less.  Due to the short-term nature of these investments, we believe there is no associated material exposure to interest rate risk.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Co-Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based upon their evaluation, our Chief Executive Officer and Co-Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

Not applicable.

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

SIGNATURES

In accordance with the requirements of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AZTECA ACQUISITION CORPORATION

Dated: August 14, 2012	/s/ Gabriel Brener
Gabriel Brener
Chief Executive Officer
(Principal executive officer)

Dated: August 14, 2012	/s/ Clive Fleissig
Clive Fleissig
Co-Chief Financial Officer and Executive Vice President
(Principal financial and accounting officer)

