Form 10-K
period 2012-12-31
Azteca Acquisition Corp
filed 2013-03-18
CIK 1518749

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-54443

Azteca Acquisition Corporation

Delaware	45-2487011
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐.

The aggregate market value of the issuer’s common equity held by non-affiliates, as of June 30, 2012 was $97,600,000, based on the closing price of the registrant’s common stock on the OTC.

As of March 13, 2013, there were 12,500,000 shares of the registrant’s common stock outstanding.

Note: RESTATED FINANCIAL STATEMENTS

On February 25, 2013, the board of directors and management of Azteca Acquisition Corporation and its independent registered public accounting firm agreed that the Company should have accounted for its outstanding warrants as a derivative liability with changes in the fair value of that warrant liability reflected in the Company’s statement of operations. Accordingly, management has restated the Company's financial statements for the period ended December 31, 2011 and certain interim periods of 2011 and 2012. This report contains restated financial information for all of the above periods. The reasons for, and financial impact of, the adjustments are described in Note (2) of the Notes to Financial Statements set forth herein. Previously issued financial statements for such periods should not be relied upon.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (the “Report”) includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements can be identified by the use of forward-looking terminology, including the words “believes,” “estimates,” “anticipates,” “expects,” “intends,” “plans,” “may,” “will,” “potential,” “projects,” “predicts,” “continue,” or “should,” or, in each case, their negative or other variations or comparable terminology. There can be no assurance that actual results will not materially differ from expectations. Such statements include, but are not limited to, any statements relating to our ability to consummate any acquisition or other business combination and any other statements that are not statements of current or historical facts. These statements are based on management’s current expectations, but actual results may differ materially due to various factors, including, but not limited to:

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

The forward-looking statements contained in this Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. Future developments affecting us may not be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) and other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” beginning on page 13. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

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

PART I

Item 1.  Business

Introduction

Azteca Acquisition Corporation (the “Company”, “Azteca”, “we”, or “us”) is a blank check company that was initially formed in the British Virgin Islands on April 15, 2011 and reincorporated in the State of Delaware on June 8, 2011. We were formed for the purpose of directly or indirectly effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization, or engaging in any other similar business combination with one or more businesses or assets (“business combination”). Pursuant to our amended and restated certificate of incorporation, we will have until April 6, 2013 to consummate our business combination. If we are unable to consummate our initial business combination within such time, we will, as promptly as possible but not more than five business days thereafter, distribute the aggregate amount then on deposit in our trust account (less up to $50,000 of the net interest earned thereon to pay dissolution expenses), pro rata to our public stockholders by way of redemption, cease all operations except for the purposes of winding up of our affairs, as further described herein and as promptly as reasonably possible following such redemption, subject to the approval of our remaining stockholders and our board of directors, dissolve and liquidate, subject to our obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law.

Our Activities since Completion of our Initial Public Offering

During the period from the completion of our initial public offering through the execution of the Merger Agreement (as defined below) with Hemisphere Media Group, Inc. (“Hemisphere”), InterMedia Español Holdings, LLC (“WAPA”), Cine Latino, Inc. (“Cinelatino”), Hemisphere Merger Sub I, LLC (“WAPA Merger Sub”), Hemisphere Merger Sub II, Inc. (“Azteca Merger Sub”) and Hemisphere Merger Sub III, Inc. (“Cinelatino Merger Sub”) described below, we contacted those industry professionals who we believed could be of strategic assistance in sourcing potential deals for us, including investment bankers, business consultants, accountants and lawyers.

The Transaction

We have summarized the terms of the Transaction (as defined below) below. A more complete description of the Transaction described above, including exhibits related thereto, such as the Merger Agreement, is included in a current report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 23, 2013. We will be scheduling special meetings of stockholders and warrantholders following the Securities and Exchange Commission’s review of our preliminary proxy statement that we filed.

Pursuant to the terms of the Merger Agreement, the Company must, as soon as reasonably practicable, duly call, give notice of, convene, and hold (i) a meeting of our stockholders for the purpose of seeking the stockholders’ approval of the Merger Agreement and the transactions contemplated thereby and (ii) a meeting of our warrantholders for the purpose of seeking the warrantholders’ approval of the Warrant Amendment (as defined below). In connection with the proposed Transaction, Hemisphere filed a Registration Statement on Form S-4 with the SEC on January 25, 2013 that included proxy statement of the Company that also constitutes a prospectus of Hemisphere. We will mail the proxy statement/prospectus to our stockholders and warrantholders. Our stockholders and warrantholders are urged to read the proxy statement/prospectus regarding the Transaction, the Merger Agreement and the Warrant Amendment because it contains important information regarding Hemisphere and Azteca, the Transaction, the Merger Agreement, the Warrant Amendment and related matters. When available, you will be able to obtain copies of all documents regarding the Transaction, the Merger Agreement, the Warrant Amendment and other documents filed by Azteca or Hemisphere with the SEC, free of charge, at the SEC's website (www.sec.gov) or by sending a request to Azteca, 421 N. Beverly Drive, Suite 300, Beverly Hills, CA 90210, or by calling Azteca at (310) 553-7009.

Merger Agreement

On January 22, 2013, the Company, Hemisphere, WAPA, Cinelatino, WAPA Merger Sub, Azteca Merger Sub and Cinelatino Merger Sub entered into an Agreement and Plan of Merger (the “Merger Agreement”) providing for the combination of Azteca, WAPA and Cinelatino (the “Transaction”) as indirect wholly-owned subsidiaries of Hemisphere, which will be a parent holding company.

As a result of the Transaction, the holders of Azteca common stock, par value $0.0001 per share (“Azteca Common Stock”), will receive shares of Hemisphere Class A Common Stock, par value $0.0001 per share (the “Hemisphere Class A Common Stock”), and the equityholders of WAPA and Cinelatino (the “WAPA/Cinelatino Investors”) will receive shares of Hemisphere Class B Common Stock, par value $0.0001 per share (the “Hemisphere Class B Common Stock”, and together with the Hemisphere Class A Common Stock, the “Hemisphere Common Stock”). All shares of Hemisphere Common Stock will vote together as a single class, with the Hemisphere Class A Common Stock having one vote per share and the Hemisphere Class B Common Stock having 10 votes per share. In connection with the Transaction, Hemisphere intends to apply to list its shares of Hemisphere Class A Common Stock on The NASDAQ Capital Market and expects that its warrants will trade on the OTCBB following the consummation of the Transaction.

Warrant Agreement Amendment

In connection with, and as a condition to the consummation of, the Transaction, Azteca is proposing to amend (the “Warrant Amendment”) the terms of the Warrant Agreement, dated as of June 29, 2011, between Azteca and Continental Stock Transfer & Trust Company, as warrant agent (the “Warrant Agent”).

At a special meeting of warrantholders, we will ask the holders of our public warrants (such warrants, the “Public Warrants” and such holders, the “Public Warrantholders”) to approve and consent to the Warrant Amendment pursuant to which:

•	each of the warrants to purchase Azteca Common Stock outstanding immediately prior to the closing of the Transaction (including the warrants initially issued to Azteca Acquisition Holdings, LLC (our “Sponsor”), which are referred to as the “Sponsor Warrants”) will become exercisable for one-half of a share of Azteca Common Stock at an exercise price of $6.00 per half-share;

•	each holder of Azteca warrants (including all of the Sponsor Warrants) will receive, for each such warrant (in exchange for the reduction of shares for which such warrants are exercisable), $0.50 in cash (the “Cash Payment”);

•	the obligation to reduce the warrant price upon the occurrence of certain transactions in which the consideration to be received includes securities of a private company will be removed to permit the Amended Azteca Warrants (as defined below) to be treated as equity for reporting purposes; and

•	the Public Warrants will be able to be exercised on a “cashless basis” at the election of Azteca under certain circumstances.

In connection with the Azteca Merger, the amended Azteca warrants (the “Amended Azteca Warrants”) will be automatically converted into the right to acquire shares of Hemisphere Class A Common Stock on the same terms as were in effect with respect to the Amended Azteca Warrants immediately prior to the consummation of the Transaction. If the Warrant Amendment is approved, Azteca, Hemisphere and the Warrant Agent will enter into an Assignment, Assumption and Amendment of Warrant Agreement pursuant to which (i) the Warrant Amendment will be effected, (ii) we will assign to Hemisphere all of our right, title and interest in the Warrant Agreement and (iii) Hemisphere will assume all of our liabilities and obligations under the Warrant Agreement.

Support Agreement

Concurrently with the execution of the Merger Agreement, Azteca, Hemisphere, our Sponsor, Clive Fleissig (“Fleissig”), Juan Pablo Albán (“Albán”), Brener International Group, LLC (“BIG”) and each of the WAPA/Cinelatino Investors entered into a support agreement (the “Support Agreement”).

Pursuant to the Support Agreement, (i) each of our Sponsor, Fleissig and Albán has agreed, among other things, to vote all of their shares of Azteca Common Stock in favor of the Transaction and the stockholder adjournment proposal and (ii) each of BIG, Fleissig and Albán has irrevocably consented and agreed to the Warrant Amendment.

In addition, each of InterMedia Partners VII, L.P. (“IM”), Cinema Aeropuerto, S.A. de C.V. (“Cinema Aeropuerto”) (each of which is a “WAPA/Cinelatino Investor”) and our Sponsor has agreed that at least one designee named by such person to be a director on the Hemisphere board of directors will qualify as “independent” under the NASDAQ rules and will be willing and able to serve on the audit committee of the Board. Further, our Sponsor has agreed that it will loan funds, without interest, to us as may be necessary to fund working capital in an amount not to exceed $250,000, with such loan being repaid by us or Hemisphere at or prior to the consummation of the Transaction. On February 1, 2013, our Sponsor loaned us $250,000 pursuant to an unsecured promissory note that is non-interest bearing and is payable by Azteca or Hemisphere at or prior to the consummation of the Transaction.

Also pursuant to the Support Agreement, each of our Sponsor, Fleissig, Albán and the Cinelatino/WAPA Investors has agreed, among other things, that he or it shall not, directly or indirectly, sell, assign, transfer (including by operation of law), incur any lien, pledge, dispose of or otherwise encumber any shares of Azteca Common Stock, membership interests of WAPA or shares of Cinelatino common stock, as applicable, or otherwise agree to do any of the foregoing (other than in connection with the consummation of the Transaction).

The Support Agreement automatically terminates upon the earliest of (i) the consummation of the Transaction and (ii) the termination of the Merger Agreement in accordance with its terms.

The Equity Restructuring and Warrant Purchase Agreement

Concurrently with the execution of the Merger Agreement, Azteca, Hemisphere, each of our Sponsor, Fleissig, Albán, John Engelman (“Engelman”), Alfredo E. Ayub (“Ayub” and together with our Sponsor, Fleissig, Albán and Engelman, the “Azteca Initial Stockholders”) and the Cinelatino/WAPA Investors entered into an equity restructuring and warrant purchase agreement. Pursuant to the equity restructuring and warrant purchase agreement (the “Equity Restructuring and Warrant Purchase Agreement”):

•	The Azteca Initial Stockholders have agreed to contribute, on a pro rata basis, 250,000 shares of Azteca Common Stock to Azteca for no consideration immediately prior to the closing of the Transaction.
•	The Azteca Initial Stockholders have further agreed that an aggregate of:
o	356,506 shares of Hemisphere Class A Common Stock will be subject to forfeiture in the event the last sale price of the Hemisphere Class A Common Stock does not equal or exceed $12.50 per share for any 20 trading days within at least one 30-trading day period within 36 months following the consummation of the Transaction;
o	378,788 shares of Hemisphere Class A Common Stock will be subject to forfeiture in the event the last sale price of the Hemisphere Class A Common Stock does not equal or exceed $15.00 per share for any 20 trading days within at least one 30-trading day period within 36 months following the consummation of the Transaction;
o	125,000 shares of Hemisphere Class A Common Stock will be subject to forfeiture in the event the last sale price of the Hemisphere Class A Common Stock does not equal or exceed $12.50 per share for any 20 trading days within at least one 30-trading day period within 60 months following the consummation of the Transaction; and
o	125,000 shares of Hemisphere Class A Common Stock will be subject to forfeiture in the event the last sale price of the Hemisphere Class A Common Stock does not equal or exceed $15.00 per share for any 20 trading days within at least one 30-trading day period within 60 months following the consummation of the Transaction;

in each case, as such share amounts may be adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like. Such forfeiture provisions supersede the existing forfeiture provisions between the Azteca Initial Stockholders and Azteca contained in the Securities Purchase Agreement (as defined below).

•	The WAPA/Cinelatino Investors have agreed that an aggregate of:
o	1,500,000 shares of Hemisphere Class B Common Stock will be subject to forfeiture in the event the last sale price of the Hemisphere Class A Common Stock does not equal or exceed $12.50 per share for any 20 trading days within at least one 30-trading day period within 60 months following the consummation of the Transaction; and
o	1,500,000 shares of Hemisphere Class B Common Stock will be subject to forfeiture in the event the last sale price of the Hemisphere Class A Common Stock does not equal or exceed $15.00 per share for any 20 trading days within at least one 30-trading day period within 60 months following the consummation of the Transaction;

in each case, as such share amounts may be adjusted for stock splits, share dividends, reorganizations, recapitalizations and the like.

•	Each of BIG, Fleissig and Albán (collectively, the “Current Sponsor Warrantholders”) have agreed to sell to Azteca, on a pro rata basis, immediately prior to the consummation of the Transaction, an aggregate of 2,333,334 post amendment Sponsor Warrants for an amount per warrant equal to the cash payment to the Public Warrantholders.

•	Immediately following the consummation of the Transaction, Hemisphere will sell to the WAPA/Cinelatino Investors in a private placement transaction exempt from registration under the Securities Act of 1933, as amended, an aggregate of 2,333,334 warrants to purchase 1,166,667 shares of Hemisphere Class A Common Stock for an amount per warrant equal to the cash payment to the Public Warrantholders. The equity restructuring and warrant purchase agreement provides that these warrants will have substantially the same terms as the Amended Azteca Warrants held by the Public Warrantholders immediately prior to the consummation of the Transaction. Notwithstanding the foregoing, the parties have agreed (pursuant to the Assignment, Assumption and Amendment of Warrant Agreement (see Item 9B)) that these Seller Warrants will have the same terms as the Amended Azteca Warrants held by the Sponsors immediately prior to the consummation of the Transaction.

The Equity Restructuring and Warrant Purchase Agreement will automatically terminate upon the termination of the Merger Agreement in accordance with its terms.

Effecting a Business Combination

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

In evaluating a prospective target business, including in connection with the Transaction, we conduct a thorough due diligence review which may encompass, among other things, meetings with incumbent management and employees, document reviews, interviews of customers and suppliers, inspection of facilities, as well as a review of financial and other information which are made available to us.

Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not pay any finders or consulting fees to members of our management team, or any of their respective affiliates, for services rendered to or in connection with the Transaction or any other initial business combination.

Lack of business diversification

For an indefinite period of time after consummation of our initial business combination, the prospects for our success may depend entirely on the future performance of a single industry. Unlike other entities that have the resources to complete business combinations with multiple entities in one or several industries, it is probable that we will not have the resources to diversify our operations and mitigate the risks of being in a single line of business. By consummating our initial business combination in a single industry, our lack of diversification may:

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

Permitted purchases of our securities

If we seek stockholder approval of our initial business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, prior to the consummation of our initial business combination, the investment management trust agreement between us and Continental Stock Transfer & Trust Company permits the release to us from the trust account amounts necessary to purchase up to 15% of the shares sold in the offering (1,500,000 shares) at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the record date for the vote to be held to approve our initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of any material non-public information and may not be made during a restricted period under Regulation M under the Exchange Act. Although we originally intended to comply with its provisions, due to the relatively sporadic public trading of our securities, it is unlikely that we would be able to make such purchases under Rule 10b-18 under the Exchange Act and still accomplish the intended goals of such purchases. Therefore, we may not comply with Rule 10b-18 and may make purchases outside of the requirements of Rule 10b-18 as we see fit. This could result in our liability for manipulation under Section 9(a)(2) and Rule 10b-5 of the Exchange Act. Any purchases we make will be at prices (inclusive of commissions) not to exceed the per-share amount then held in the trust account ($10.05 per share). We can purchase any or all of the 1,500,000 shares we are entitled to purchase. It will be entirely in our discretion as to how many shares are purchased. Purchasing decisions will be made based on various factors, including the then current market price of our common stock and the terms of the proposed business combination. All shares purchased by us will be immediately cancelled. Such open market purchases, if any, would be conducted by us to minimize any disparity between the then current market price of our common stock and the per-share amount held in the trust account. A market price below the per-share trust amount could provide an incentive for purchasers to buy our shares after the filing of our preliminary proxy statement at a discount to the per-share amount held in the trust account for the sole purpose of voting against the Transaction and exercising redemption rights for the full per-share amount held in the trust account. Such trading activity could enable such stockholders to block the Transaction by making it difficult for us to obtain the approval of such business combination by the vote of a majority of our outstanding common stock that is voted.

In addition, in the event we seek stockholder approval of our business combination and we do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, we may enter into privately negotiated transactions to purchase public shares effective as of the consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account. Our Sponsor, directors, officers, advisors or their affiliates also may purchase shares in privately negotiated transactions either prior to or following the consummation of the Transaction. Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or our Sponsor, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares.

The purpose of such purchases would be to (i) increase the likelihood of obtaining stockholder approval of the Transaction or (ii), where the purchases are made by our Sponsor, directors, officers, advisors or their affiliates, to satisfy a closing condition in an agreement with a target that requires us to have a minimum net worth or a certain amount of cash at the closing of the business combination, where it appears that such requirement would otherwise not be met. This may result in the consummation of our initial business combination that may not otherwise have been possible.

As a consequence of any such purchases by us:

•	the funds in our trust account that are so used will not be available to us after the consummation of the Transaction;

•	the public “float” of our common stock may be reduced and the number of beneficial holders of our securities may be reduced, which may make it difficult to obtain the quotation, listing or trading of our securities on the Nasdaq Capital Market;

•	because the stockholders who sell their shares in a privately negotiated transaction or pursuant to market transactions as described above may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the deferred underwriting commissions or taxes payable, our remaining stockholders may bear the entire payment of such deferred commissions and taxes payable (as well as, in the case of purchases which occur prior to the consummation of our initial business combination, up to $50,000 of net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination by April 6, 2013). That is, in connection with seeking stockholder approval of our initial business combination, the redemption price per share payable to public stockholders who elect to have their shares redeemed will be reduced by a larger percentage of the taxes payable than it would have been in the absence of such privately negotiated or market transactions, and stockholders who do not elect to have their shares redeemed and remain our stockholders after the business combination will bear the economic burden of the deferred commissions and taxes payable because such amounts will be payable by us; and

•	the payment of any premium would result in a reduction in book value per share for the remaining stockholders compared to the value received by stockholders that have their shares purchased by us at a premium.

Our Sponsor, officers, directors and/or their affiliates anticipate that they will identify the stockholders with whom our Sponsor, officers, directors or their affiliates may pursue privately negotiated purchases by either the stockholders contacting us directly or by our receipt of redemption requests submitted by stockholders following our mailing of proxy materials in connection with the Transaction. To the extent that our Sponsor, officers, directors, advisors or their affiliates enter into a private purchase, they would identify and contact only potential selling stockholders who have expressed their election to redeem their shares for a pro rata share of the trust account or vote against the Transaction. Pursuant to the terms of such arrangements, any shares so purchased by our Sponsor, officers, advisors, directors and/or their affiliates would then revoke their election to redeem such shares. The terms of such purchases would operate to facilitate our ability to consummate the Transaction by potentially reducing the number of shares redeemed for cash.

Redemption rights for public stockholders upon consummation of our initial business combination

We will provide our stockholders with the opportunity to redeem their shares upon the consummation of the Transaction at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account is anticipated to be $10.05 per share. Our initial stockholders (our Sponsor, two officers and two independent directors) have agreed to waive their right to receive liquidating distributions if we fail to consummate an initial business combination within the requisite time period. However, if our Sponsor or any of our officers, directors or affiliates acquire public shares after the offering, they will be entitled to receive liquidating distributions with respect to such public shares if we fail to consummate an initial business combination within the required time period

Manner of conducting redemptions

In connection with seeking stockholder approval for the Merger Agreement and the Transaction, we will:

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

We will consummate the Transaction only if a majority of the outstanding common stock voted is voted in favor of the Transaction. Our initial stockholders have agreed to vote their founder shares and any public shares purchased during or after the offering in favor the Transaction and our officers and directors have also agreed to vote any public shares purchased during or after the offering in favor of the Transaction. Each public stockholder may elect to redeem their public shares irrespective of whether they vote for or against the Transaction. In addition, our initial stockholders have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the consummation of the Transaction.

Many blank check companies would not be able to consummate an initial business combination if the holders of such company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified maximum percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with our initial business combination. The redemption threshold with respect to the Transaction will be further limited by a closing condition in the Merger Agreement that requires us to have at least $80 million of cash at the closing of the Transaction after giving effect to any redemptions by Azteca's stockholders, but before giving effect to cash payable pursuant to the Warrant Amendment, payment of deferred underwriting fees payable to Azteca's underwriter in connection with its initial public offering and consulting fees due to certain of Azteca's consultants and advisors, transaction expenses and any cash contribution from WAPA or Cinelatino.

Limitation on redemption rights upon consummation of the Transaction

In connection with stockholder approval of the Merger Agreement and the Transaction, our amended and restated certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in our initial public offering. Moreover, any individual stockholder or “group” will also be restricted from voting public shares in excess of an aggregate of 15% of the public shares sold in our initial public offering. We believe these restrictions will discourage stockholders from accumulating large blocks of shares, and subsequent attempts by such holders to use their ability to exercise their redemption rights or vote against the Transaction as a means to force us or our management to purchase their shares at a significant premium to the then-current market price or on other undesirable terms. Absent this provision, a public stockholder holding more than an aggregate of 15% of the shares sold in our initial public offering could threaten to exercise its redemption rights or voting rights if such holder’s shares are not purchased by us or our management at a premium to the then-current market price or on other undesirable terms. By limiting our stockholders’ ability to redeem or vote no more than 15% of the shares sold in the offering, we believe we will limit the ability of a small group of stockholders to unreasonably attempt to block our ability to consummate the Transaction..

Tendering share certificates in connection with redemption rights

We may require our public stockholders seeking to exercise their redemption rights, whether they are record holders or hold their shares in “street name,” to tender their certificates to our transfer agent up to two business days prior to the vote on the proposal to approve the Transaction or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy materials that we will furnish to holders of our public shares in connection the Transaction will indicate whether we are requiring public stockholders to satisfy such delivery requirements. Accordingly, a public stockholder would have from the time we send out our tender offer materials until the close of the tender offer period, or up to two days prior to the vote on the Transaction if we distribute proxy materials, as applicable, to tender its shares if it wishes to seek to exercise its redemption rights. Given the relatively short exercise period, it is advisable for stockholders to use electronic delivery of their public shares.

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

If the Transaction is not consummated, we may continue to try to consummate our initial business combination with a different target until April 6, 2013.

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

We will seek to reduce the possibility that Mr. Brener will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Mr. Brener will also not be liable as to any claims under our indemnity of the underwriters of the offering against certain liabilities, including liabilities under the Securities Act. We will have access to the remaining $9,969 from the proceeds of the offering not held in the trust account as of December 31, 2012, and all of the interest income on the balance of the trust account (net of taxes payable) with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $50,000). Based upon the current interest rate environment, we do not anticipate a meaningful amount of interest to be earned that will be available to us and we estimate such amount will be approximately $75,000 in interest income over the 21 month term of the trust account; however; we can provide no assurance as to this amount. In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, stockholders who received funds from our trust account could be liable for claims made by creditors.

Our public stockholders will be entitled to receive funds from the trust account only in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation or if they redeem their shares in connection with an initial business combination that we consummate. In no other circumstances shall a stockholder have any right or interest of any kind to or in the trust account. Although we seek stockholder approval in connection with the Transaction, a stockholder’s voting in connection with the Transaction alone will not result in a stockholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such stockholder must have also exercised its redemption rights described above.

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

We are a blank check company with no operating results, and we will not commence operations until consummating our initial business combination. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing the Transaction. If we fail to complete an initial business combination, we will never generate any operating revenues.

The ability of a large number of our stockholders to exercise redemption rights may not allow us to consummate the most desirable business combination or optimize our capital structure.

In connection with the successful consummation of the Transaction, we may redeem up to that number of shares of common stock that would permit us to maintain net tangible assets of $5,000,001. Furthermore, the redemption threshold with respect to the Transaction will be further limited by a closing condition in the Merger Agreement that requires us to have at least $80 million of cash at the closing of the Transaction after giving effect to any redemptions by Azteca's stockholders, but before giving effect to cash payable pursuant to the Warrant Amendment, payment of deferred underwriting fees payable to Azteca's underwriter in connection with its initial public offering and consulting fees due to certain of Azteca's consultants and advisors, transaction expenses and any cash contribution from WAPA or Cinelatino. We may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their redemption rights than we expect. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at higher than desirable levels. This may limit our ability to effectuate the most attractive business combination available to us. In the event the aggregate cash consideration the Company would be required to pay for all shares that are validly submitted for redemption plus any amount required pursuant to the minimum cash condition of the Merger Agreement exceed the aggregate amount of cash available to it, the Company will not consummate the Transaction, and any shares validly submitted for redemption will be returned to the holders thereof, which such shares may subsequently be redeemed upon liquidation of the Company for a pro rata portion of the aggregate amount then on deposit in the trust account.

The requirement that we maintain a minimum net worth or retain a certain amount of cash could increase the probability that our business combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

Pursuant to the terms of the Transaction, we are required to maintain a minimum net worth $5,000,000 in order to consummate the Transaction and, accordingly, the probability that the Transaction would be unsuccessful is increased. If the Transaction is unsuccessful and we do not otherwise consummation an initial business combination by April 6, 2013, you would not receive your pro rata portion of the trust account until we liquidate. If you are in need of immediate liquidity, you could attempt to sell your shares in the open market; however, at such time our shares may trade at a discount to the pro rata amount in our trust account. In either situation, you may suffer a material loss on your investment or lose the benefit of funds expected in connection with our redemption until we liquidate or you are able to sell your shares in the open market.

The requirement that we complete our initial business combination by April 6, 2013 may decrease our ability to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to consummate an initial business combination on terms that would produce value for our stockholders.

We must consummate our initial business combination by April 6, 2013. Consequently, a target businesses may obtain leverage over us in negotiating our initial business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

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

Our purchases of shares of common stock in the open market may support the market price of the common stock and/or warrants during the buyback period; however, the termination of the support provided by such purchases may materially adversely affect the market price of the units, common stock and/or warrants.

Unlike many blank check companies, the investment management trust agreement between us and Continental Stock Transfer & Trust Company permits the release to us from the Trust Account of amounts necessary to purchase up to 15% of the shares sold in our initial public offering (1,500,000 shares) at any time commencing after the filing of a preliminary proxy statement for our initial business combination and ending on the record date for the vote to approve our initial business combination. Purchases will be made only in open market transactions at times when we are not in possession of material non-public information and will not be made during a restricted period under Regulation M under the Exchange Act of 1934, as amended. Consequently, if the market does not view the Transaction positively, these purchases may have the effect of counteracting the market's view of the Transaction, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchase may materially adversely affect the market price of our securities.

The Company, the initial purchasers, directors, officers, advisors and their affiliates may elect to purchase shares from stockholders, in which case we or they may influence a vote in favor of the Transaction that you do not support.

Pursuant to the investment management trust agreement, we may request funds necessary to purchase up to 15% of the shares sold in Azteca's initial public offering (1,500,000 shares) at per share prices (inclusive of commissions) that do not exceed an amount equal to (A) the aggregate amount then on deposit in the Trust Account divided by (B) the total number of Public Shares then outstanding. Any Public Shares so purchased shall be immediately cancelled. In addition, the initial purchasers and Aour directors, officers, advisors or their affiliates also may purchase shares in privately negotiated transactions either prior to or following the consummation of our initial business combination.

Such a purchase would include a contractual acknowledgement that such stockholder, although still the record holder of our shares, is no longer the beneficial owner thereof and therefore agrees not to exercise its redemption rights. In the event that we or its initial purchasers, directors, officers, advisors or their affiliates purchase shares in privately negotiated transactions from public stockholders who have already elected to exercise their redemption rights, such selling stockholders would be required to revoke their prior elections to redeem their shares. Although our initial purchasers, directors, officers, advisors or their affiliates do not currently anticipate paying any premium purchase price (over trust value) for such Public Shares, in the event that they do, the payment of a premium may not be in the best interest of those stockholders not receiving any such premium.

The purpose of such purchases would be to (1) increase the likelihood of obtaining stockholder approval of the Transaction and (2), where the purchases are made by our initial purchasers, directors, officers, advisors or their affiliates, to satisfy a closing condition in the Merger Agreement that requires Azteca to have at least $80 million of cash at the closing of the Transaction after giving effect to any redemptions by Azteca's stockholders, but before giving effect to cash payable pursuant to the Warrant Amendment, payment of deferred underwriting fees payable to Azteca's underwriter in connection with its initial public offering and consulting fees due to certain of Azteca's consultants and advisors, transaction expenses and any cash contribution from WAPA or Cinelatino. This may result in the consummation of the Transaction where it may not otherwise have been possible.

As of the date of this proxy statement/prospectus, no agreements with respect to the private purchase of Public Shares by us or the persons described above have been entered into with any such investor or holder.

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

In connection with seeking stockholder approval of our business combination, we may privately negotiate transactions to purchase shares effective immediately following the consummation of the business combination from stockholders who would have otherwise elected to have their shares redeemed. In addition, in connection with seeking stockholder approval of our business combination, the investment management trust agreement between us and Continental Stock Transfer & Trust Company permits the release to us from the trust account of amounts necessary to purchase up to 15% of the shares sold in the offering (1,500,000 shares). As a consequence of such purchases, the funds in our trust account that are so used will not be available to us after the business combination.

Purchases of common stock in the open market or in privately negotiated transactions by us or our Sponsor, directors, officers, advisors or their affiliates may make it difficult for us to list our common stock on the Nasdaq Capital Market.

If we or our Sponsor, directors, officers, advisors or their affiliates purchase common stock in the open market or in privately negotiated transactions, the public “float” of our common stock and the number of beneficial holders of our securities would both be reduced, possibly making it difficult to obtain the listing of our securities on a national securities exchange if we determine to apply for such listing in connection with the Transaction.

Our purchases of common stock in the open market or in privately negotiated transactions may have negative economic effects on our remaining public stockholders.

If, in connection with seeking stockholder approval of our business combination, shares are purchased in privately negotiated or market transactions from stockholders who would have otherwise elected to have their shares redeemed in conjunction with a proxy solicitation pursuant to the proxy rules for a per-share pro rata portion of the trust account, our remaining public stockholders will bear the economic burden of the franchise taxes payable as well as taxes payable with respect to interest earned on the trust account (and, in the case of purchases which occur prior to the consummation of our initial business combination, up to $50,000 of the net interest that may be released to us from the trust account to fund our dissolution expenses in the event we do not complete our initial business combination by April 6, 2013). In addition, our remaining public stockholders following the consummation of our initial business combination will bear the economic burden of the deferred underwriting commission as well as the amount of any premium we may pay to the per-share pro rata portion of the trust account using funds released to us from the trust account following the consummation of the business combination. This is because the stockholders from whom we purchase shares in open market or in privately negotiated transactions may receive a per share purchase price payable from the trust account that is not reduced by a pro rata share of the taxes payable on the interest earned by the trust account, up to $50,000 of dissolution expenses or the deferred underwriting commission and, in the case of purchases at a premium, have received such premium.

You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. To liquidate your investment, therefore, you may be forced to sell your public shares or warrants, potentially at a loss.

Our public stockholders shall be entitled to receive funds from the trust account only in the event of a redemption to public stockholders prior to any winding up in the event we do not consummate our initial business combination or our liquidation. In no other circumstances will a stockholder have any right or interest of any kind to the funds in the trust account. Accordingly, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

We do not have an audit committee or a compensation committee. Until after we consummate an initial business combination, no formal committee of independent directors will review matters related to our business, and such lack of review could negatively impact our business.

We currently have two independent directors .. Upon consummation of our initial business combination, Hemishphere’s board of directors intends to establish an audit committee, and adopt a charter for this committee. Prior to such time we do not intend to establish either committee unless otherwise required. Accordingly, there will not be a separate committee comprised of some members of our board of directors with specialized accounting and financial knowledge to meet, analyze and discuss solely financial matters concerning prospective target businesses nor will there be a separate formal committee to review the reasonableness of expense reimbursement requests by anyone other than our board of directors, which includes persons who may seek such reimbursements. The absence of such committees to review the matters discussed above until the consummation of our initial business combination could negatively impact our operations and profitability.

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

If we seek stockholder approval of our business combination and if you or a “group” of stockholders are deemed to hold in excess of 15% of our common stock, you will lose the ability to both redeem and vote all such shares in excess of 15% of our common stock.

If connection with seeking stockholder approval of our initial business combination, our certificate of incorporation provides that a public stockholder, individually or together with any affiliate of such stockholder or any other person with whom such stockholder is acting in concert or as a “group” (as defined under Section 13 of the Exchange Act), will be restricted from seeking redemption rights with respect to more than an aggregate of 15% of the shares sold in the offering. Moreover, any individual stockholder or “group” will also be restricted from voting public shares in excess of an aggregate of 15% of the public shares sold in the offering, and all such additional shares in excess of 15%, which we refer to as the “Excess Shares”, will not be redeemed for cash. Your inability to vote and redeem the Excess Shares will reduce your influence over our ability to consummate our initial business combination and you could suffer a material loss on your investment in us if you sell Excess Shares in open market transactions. Additionally, you will not receive redemption distributions with respect to the Excess Shares if we consummate our business combination. As a result, you will continue to hold that number of shares exceeding 15% and, in order to dispose of such shares, you would be required to sell your shares in open market transactions, potentially at a loss.

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

Of the remaining net proceeds of the offering held outside of the trust account as of December 31, 2012, only approximately $9,969 remains available to us to fund our working capital requirements. We will depend on this amount, a working capital loan from our Sponsor, and sufficient interest being earned on the proceeds held in the trust account to fund our working capital requirements which we may need to identify one or more target businesses and to complete our initial business combination, as well as to pay any taxes that we may owe. The current interest rate environment may make it more difficult for us to generate sufficient interest from the proceeds in the trust account to structure, negotiate or close our initial business combination. In such event, we would need to borrow funds from our Sponsor or management team to operate or may be forced to liquidate. On February 1, 2013, our Sponsor loaned us $250,000 pursuant to an unsecured promissory note that is non-interest bearing and will be payable by Azteca or Hemisphere at or prior to the consummation of the Transaction. Neither our Sponsor nor our management team is under any obligation to advance funds to us in such circumstances. If we are unable to complete our initial business combination, our public stockholders may only receive $10.05 per share on our redemption, and our warrants will expire worthless.

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

From the proceeds of the offering we have approximately $100,500,000 (including $3,750,000 of deferred underwriters and certain consulting fees), that we may use to complete our initial business combination.

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

Since we have no specified percentage threshold for redemption contained in our amended and restated certificate of incorporation, our structure is different in this respect from the structure that has been used by many blank check companies. Many blank check companies would not be able to consummate our initial business combination if the holders of the company’s public shares voted against a proposed business combination and elected to redeem or convert more than a specified percentage of the shares sold in such company’s initial public offering, which percentage threshold has typically been between 19.99% and 39.99%. As a result, many blank check companies have been unable to complete business combinations because the amount of shares voted by their public stockholders electing conversion exceeded the maximum conversion threshold pursuant to which such company could proceed with our initial business combination. As a result, we may be able to consummate our initial business combination even though a substantial majority of our public stockholders do not agree with the transaction and have redeemed their shares or, if we seek stockholder approval of our initial business combination and do not conduct redemptions in connection with our business combination pursuant to the tender offer rules, have entered into privately negotiated agreements to sell their shares to us or our Sponsor, officers, directors, advisors or their affiliates. However, in no event will we redeem our public shares in an amount that would cause our net tangible assets to be less than $5,000,001. Furthermore, the redemption threshold with respect to the Transaction will be further limited by a closing condition in the Merger Agreement that requires us to have at least $80 million of cash at the closing of the Transaction after giving effect to any redemptions by Azteca's stockholders, but before giving effect to cash payable pursuant to the Warrant Amendment, payment of deferred underwriting fees payable to Azteca's underwriter in connection with its initial public offering and consulting fees due to certain of Azteca's consultants and advisors, transaction expenses and any cash contribution from WAPA or Cinelatino. In the event the aggregate cash consideration the Company would be required to pay for all shares that are validly submitted for redemption plus any amount required pursuant to the minimum cash condition of the Merger Agreement exceed the aggregate amount of cash available to it, the Company will not consummate the Transaction, and any shares validly submitted for redemption will be returned to the holders thereof, which such shares may subsequently be redeemed upon liquidation of the Company for a pro rata portion of the aggregate amount then on deposit in the trust account.

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

Item 1B.           Unresolved Staff Comments.

None.

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

Not applicable.

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

Quarter Ended	Units		Common Stock		Warrants
	Low	High	Low	High	Low	High
Year ended December 31, 2012
March 31, 2012	N/A	N/A	$9.75	$9.81	$0.45	$0.45
June 30, 2012	N/A	N/A	$9.75	$9.79	$0.25	$0.43
September 30, 2012	N/A	N/A	$9.79	$9.90	$0.18	$0.25
December 31, 2012	N/A	N/A	$9.92	$10.15	$0.28	$0.28
Year ended December 31, 2011
June 30, 2011	$10.00	$10.00	N/A	N/A	N/A	N/A
September 30, 2011	$10.00	$10.01	$9.50	$9.50	N/A	N/A
December 30, 2011	$10.00	$10.09	$9.50	$9.76	$0.40	$0.57

Our common stock was last traded on March 14, 2013 and had a closing price on that day of $10.15, our warrants were last traded on March 13, 2013 and had a closing price on that day of $1.14 and our units were last traded on January 23, 2013 and had a closing price on that day of $10.50.

(b) Holders

On March 14, 2013, there were six holders of record of our common stock, four holders of record of our warrants and one record holder of our units.

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

None.

(e) Recent Sales of Unregistered Securities

None.

(f) Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6. Selected Financial Data

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Report as of December 31, 2012 and 2011. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Report.

	December 31, 2012 and the year then ended	December 31, 2011 and the period April 15, 2011 (inception) to December 31, 2011
		(As Restated)
Statement of Operations Data:
Revenues	$-	-
General and administrative	477,745	192,610
State Franchise taxes	180,662	102,182
Loss from operations	(658,407)	(294,792)
Net income	1,172,483	4,840,855
Income (loss) per common share
Basic and Diluted	0.31	1.34
Weighted average shares outstanding
Basic and Diluted	3,807,532	3,606,835

Balance Sheet Data:
Cash and Cash Equivalents	$9,969	505,803
Cash Equivalents held in Trust	100,572,114	100,502,314
Total Assets	100,582,083	101,097,824
Total Liabilities	8,075,455	9,763,680
Common stock subject to possible redemption	87,506,620	86,334,133
Total stockholders' equity	5,000,008	5,000,011

Cash Flow Data:
Net Cash used in operating activities	$(426,034)	(235,172)
Net cash used in investing activities	(69,800)	(100,502,314)
Net Cash provided by financing activities	-	101,243,289

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

We presently have no revenue, have had losses since inception from incurring administrative costs of government compliance for a public company and costs related to seeking an acquisition target, have no operations other than the active solicitation of an acquisition target and execution of the Transaction, and have relied upon the sale of our securities in the offering and in the private placement and loans from our Sponsor to fund our operations.

We intend to use cash from the proceeds of the offering and the private placement, our capital stock, incurred debt, or a combination of cash, capital stock and debt, in effecting our initial business combination. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of investors in our initial public offering;
•	may subordinate the rights of holders of common stock if preferred stock is issued with rights senior to those afforded to the holders of our common stock;
•	may likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and
•	may adversely affect prevailing market prices for our common stock and/or warrants.

Similarly, if we incur substantial debt, it could result in:

•	default and foreclosure on our assets if our operating cash flow after a business combination is insufficient to pay our debt obligations;
•	acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and any such covenant is breached without a waiver or renegotiation of that covenant;
•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand;

•	covenants that limit our ability to acquire capital assets or make additional acquisitions;
•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding;
•	our inability to pay dividends on our common stock;
•	using a substantial portion of our cash flow to pay principal and interest on our debt, which will reduce the funds available for dividends on our common stock if declared, expenses, capital expenditures, acquisitions and other general corporate purposes;
•	limitations on our flexibility in planning for and reacting to changes in our business and in the industry in which we operate;
•	increased vulnerability to adverse changes in general economic, industry and competitive conditions and adverse changes in government regulation; and
•	limitations on our ability to borrow additional amounts for expenses, capital expenditures, acquisitions, debt service requirements, execution of our strategy and other purposes and other disadvantages compared to our competitors who have less debt.

Liquidity and Capital Resources

On July 6, 2011, we consummated our offering of 10,000,000 units at a price of $10.00 per unit. Simultaneously with the consummation of our offering, we consummated the private sale of 4,666,667 Sponsor Warrants to Azteca Acquisition Holdings, LLC (our “Sponsor”) for $3.5 million. We received net proceeds from our offering and the sale of the Sponsor Warrants of approximately $101,218,000, net of the non-deferred portion of the underwriting commissions of $1.75 million and offering costs and other expenses of approximately $532,000.  Upon the closing of the offering and the private placement, $100.5 million was placed into a trust account.  As of December 31, 2012, investment securities in our trust account consisted of approximately $100,441,000 in U.S. government Treasury bills with a maturity of 180 days or less. The trust account also had approximately $132,000 in cash as of December 31, 2012.  Out of the proceeds of our offering which remained available outside of the trust account, we obtained officers and directors insurance covering an 18 month period from June 27, 2011 through December 31, 2012 for a cost of $100,192.

As of December 31, 2012, we had a cash and cash equivalent balance of approximately $10,000, held outside of our trust account, which is available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses.

As of December 31, 2011, we had a cash and cash equivalent balance of approximately $506,000, held outside of our trust account, which was available for use by us to cover the costs associated with identifying a target business and negotiating a business combination and other general corporate uses.

For the period from April 15, 2011 (date of inception) to December 31, 2012, we used cash of approximately $661,000 in operating activities, which was largely attributable to a net operating loss for the period of approximately $880,000, offset by amounts payable for Delaware franchise taxes and other payables.

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

As of December 31, 2012, the Company had a cash and cash equivalent balance of approximately $10,000 held outside of its Trust Account, and approximately $132,000 of cash held in its Trust Account, including approximately $72,000 of interest available for working capital and taxes, which the Company expected to use for working capital purposes, including the due diligence investigation of a target business or business and general administrative expenses. However, if its estimates of the costs of undertaking in-depth due diligence and consummating an initial business combination is less than the actual amount necessary to do so, or if interests payments are not available to fund the expenses at the time the Company incurs them, it may be required to raise additional capital, the amount, availability and cost of which is currently unascertainable. Moreover, the Company may need to obtain additional financing either to consummate an initial business combination or because it becomes obligated to convert into cash a significant number of Public Shares voting against an initial business combination, in which case the Company may issue additional securities or incur debt in connection with such business combination. Following the Company’s initial business combination, if cash on hand is insufficient, it may need to obtain additional financing in order to meet its obligations. The Company has not taken any steps to obtain such financing and there is no assurance it would be able to obtain such financing.

As of December 31, 2012, the Company had not withdrawn any of the interest earned on the funds held in the trust account. Pursuant to the terms of the Company’s trust agreement governing the trust account, the Company is entitled to use all the earnings for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. On January 24, 2013, pursuant to the terms of this trust agreement, the Company withdrew $75,000 for working capital purposes. The Company’s liabilities are all related to costs associated with operating as a public company and search for an acquisition target.

We believe that we have sufficient funds available to complete our efforts to effect an initial business combination by April 6, 2013. To meet our working capital needs, our Sponsor, an affiliate of our Sponsor, or our officers and directors may, but are not obligated to, loan us funds, from time to time, or at any time, in whatever amount they deem reasonable in its, his or her sole discretion, which may be convertible into warrants of the post business combination entity at a price of $0.75 per warrant at the option of the lender, up to a limit of $500,000. The warrants would be identical to the Sponsor warrants. On February 1, 2013, our Sponsor loaned us $250,000 pursuant to an unsecured promissory note that is non-interest bearing and will be payable by Azteca or Hemisphere at or prior to the consummation of the Transaction.

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

Results of Operations

The Company's cumulative net income since inception of approximately $6,013,000 is comprised of expenses relating to the following: (i) payment of officer and director insurance in the amount of approximately $100,000, (ii) payment of Delaware franchise taxes in the aggregate amount of approximately $283,000, (iii) administrative service agreement costs paid to an affiliate of the Company's Sponsor in the aggregate amount of $190,000, (iv) due diligence and transaction related costs including travel reimbursement in the aggregate amount of approximately $167,000 and (v) other general and administrative costs in the aggregate amount of approximately $213,000, offset by interest income of approximately $73,000 and a change in the fair value of the derivative liability related to the Company’s warrants in the aggregate amount of approximately $6,893,000.

For the year ended December 31, 2012, the Company had net income of approximately $1,172,000 related to the following: (i) Delaware state franchise taxes in the amount of $181,000, (ii) $120,000 of expense related to the Company's administrative service agreement, (iii) $92,000 of costs related to due diligence and transaction related expenses including travel reimbursement, (iv) officer and director insurance expense in the amount of $67,000 and (v) other general and administrative costs of $199,000. These costs were offset by interest income earned during the period of $71,000 and a change in the fair value of the derivative liability related to the Company's warrants in the aggregate amount of approximately $1,760,000.

For the year ended December 31, 2011, the Company had net income of approximately $4,841,000 related to the following: (i) Delaware state franchise taxes in the amount of $102,000, (ii) $70,000 of expense related to the Company's administrative service agreement, (iii) $75,000 of costs related to due diligence and transaction related expenses including travel reimbursement, and (v) other general and administrative costs of $48,000. These costs were offset by interest income earned during the period of $2,000 and a change in the fair value of the derivative liability related to the Company’s warrants in the aggregate amount of approximately $5,133,000.

We have neither engaged in any operations nor generated any revenues to date. All activity through December 31, 2012 related to our formation, our private placements and offering, the identification and evaluation of prospective candidates for an initial business combination, negotiation and execution of the Transaction, and general corporate matters. Since the completion of our offering, we have not generated any operating revenues and will not until after completion of our initial business combination, at the earliest. As of December 31, 2012, we had generated non-operating income in the form of interest income on cash and cash equivalents of approximately $73,000. We have incurred increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses. As of December 31, 2012, approximately $100,572,000 was held in the trust account and we had cash outside of trust of approximately $10,000, and approximately $219,000 in accounts payable and accrued expenses. Interest income on the balance of the trust accounts may be available to us to fund our working capital requirements. Through December 31, 2012, the Company had not withdrawn any funds from interest earned on the trust proceeds. Other than the deferred underwriting fees and certain consulting fees, no amounts are payable to the underwriters of our initial public offering in the event of a business combination.

Contractual Obligations

The Company does not have any long term debt, capital lease obligations, operating lease obligations, purchase obligations or other long term liabilities. We agreed to pay commencing on June 30, 2011 and until such time as we consummate a business combination or our liquidation, a total of $10,000 per month to Galco, Inc., an affiliate of our Sponsor, for office space, utilities and secretarial and administrative services. The agreement terminates on the earlier of the completion of a business combination or upon the Company’s dissolution.

Other than contractual obligations incurred in the ordinary course of business, the Company does not have any other long-term contractual obligations.

Going Concern and Management’s Plan and Intentions

There can be no assurance the Company will consummate a Business Combination prior to April 6, 2013. Pursuant to our amended and restated certificate of incorporation, if the Company is unable to consummate a timely Business Combination, it would have to liquidate and return the funds held in the trust account to the holders of shares issued in the Offering as previously described. These factors raise substantial doubt about the Company’s ability to continue as a going concern.

Significant Accounting Policies

We have identified the following as our significant accounting policies.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents.

Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period in accordance with ASB ASC 260, “Earnings Per Share”. Diluted income (loss) per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. At December 31, 2012, the Company had outstanding warrants to purchase 14,666,667 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

Warrant Liability

The Company accounts for the warrants issued in connection with the its initial public offering and private placement in accordance with the guidance contained in ASC 815-45-7D whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with private placements of securities has been estimated using the warrants quoted market price.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Some treasury securities were purchased at a small discount during the period from the closing of the Public Offering through December 31, 2012, resulting in a non-material accretion of interest income. Interest income is recognized when earned.

Redeemable Common Stock

All of the 10,000,000 common shares sold as part of the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. Furthermore, the redemption threshold with respect to the Transaction will be further limited by a closing condition in the Merger Agreement that requires us to have at least $80 million of cash at the closing of the Transaction after giving effect to any redemptions by Azteca's stockholders, but before giving effect to cash payable pursuant to the Warrant Amendment, payment of deferred underwriting fees payable to Azteca's underwriter in connection with its initial public offering and consulting fees due to certain of Azteca's consultants and advisors, transaction expenses and any cash contribution from WAPA or Cinelatino.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. Accordingly, at December 31, 2012 and 2011, 8,707,126 and 8,590,461 public shares, respectively, are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the trust account, including interest but less franchise and income taxes payable (approximately $10.05 at December 31, 2012 and 2011).

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

There were no unrecognized tax benefits as of December 31, 2012. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2012. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of ASC 740 did not have a material impact on the Company's financial position.

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

Item 8. Financial Statements and Supplementary Data

Reference is made to pages F-1 through F-15 comprising a portion of this Annual Report on Form 10-K.

Item 9.           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.       Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, (together, the “Certifying Officers”), we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective at a reasonable assurance level as of the end of the period covered by this Annual Report.

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

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all controls systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our Principal Executive Officer and our Principal Financial and Accounting Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Internal control over financial reporting is a process used to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles in the United States. Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles in the United States, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

An internal control system over financial reporting has inherent limitations and may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, the risk.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Controls—Integrated Framework. Based on management’s assessment and those criteria, our management believes that we maintained effective internal control over financial reporting as of December 31, 2012.

This report includes an attestation report on our internal control over financial reporting, issued by Rothstein Kass, the independent registered public accounting firm that audited our financial statements included in this Annual Report. The attestation report is included herein.

Changes in Internal Control Over Financial Reporting

For the fiscal quarter ended December 31, 2012, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

On March 15, 2013, the Form of Assignment, Assumption and Amendment of Warrant Agreement (the “Form of Warrant Amendment”)  among the Company, Hemisphere and the Warrant Agent (the form of which was attached as Exhibit K to the Merger Agreement) was revised in order to correct a scrivener’s error.  The revision changed the definition of “Sponsor Warrants” to include within such definition “Investor Warrants” (as defined in the Form of Warrant Amendment).  The revised Form of Warrant Amendment is attached as Exhibit 4.5 to this Report.

.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Our directors and executive officers as of the date of this Report are as follows:

Name	Age	Position
Gabriel Brener	53	Chairman of the Board, Chief Executive Officer and President
Abraham Klip	56	Chief Operating Officer
Clive Fleissig	50	Co-Chief Financial Officer & Executive Vice President
Ricardo David Aviles Reyna	51	Co-Chief Financial Officer
Juan Pablo Albán	38	Secretary & Executive Vice President
Pablo Brener	86	Director
Benito Bucay	81	Director
John Engelman	57	Director
Alfredo Elias Ayub	63	Director

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

Juan Pablo Alban has been our Secretary and Executive Vice President since inception. Mr. Alban joined Brener International Group in 2008. He supervises business development and legal affairs, including deal screening, financial analysis, due diligence, negotiations, contract drafting and regulatory compliance. He also assists Mr. Brener and Mr. Fleissig in monitoring and managing Brener International Group portfolio investments. Mr. Alban is also Director and Secretary of our Sponsor. From 2003 to 2008, Mr. Alban practiced securities and other business law with the law firm of Quinn, Emanuel, Urquhart, Oliver & Hedges, LLP. From 2001 to 2003, Mr. Alban practiced law with the law firm of Skadden, Arps, Slate, Meagher & Flom, LLP, where he played critical roles in closing mergers and acquisitions, public and private equity and debt offerings, and secured credit agreements. He also advised various debtors and creditors on capital restructurings, including creditors of Argentina after its sovereign default. From 1999 to 2000, Mr. Alban was a graduate student-teacher for the Harvard University Economics Department. Mr. Alban is an active member of the California and American Bar Associations, including the ABA’s Mergers & Acquisitions and Private Equity & Venture Capital practice groups. Mr. Alban has a J.D. from Harvard Law School and a B.A. in Economics from Dartmouth College, where he graduated magna cum laude and was admitted to Phi Betta Kappa. Mr. Alban is also a Chartered Financial Analyst and a member of the Chartered Financial Analyst Institute. Mr. Alban was born in Colombia and moved to the United States in 1984.

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

John Engelman has served as independent director of Azteca Acquisition Corporation since its inception in April 2011. Since December 2010, he has also served as an independent director of Vringo, Inc., a patent licensing and software products company for mobile video. Mr. Engelman is co-founder of Classic Media, Inc., a global media company that specializes in family and children’s entertainment. In mid-2012, Classic was acquired by Dreamworks Animation SKG where he co-heads its Dreamworks Classics division. From 2007 to 2009, Mr. Engelman was co-CEO of Boomerang Media, Inc., an acquisition company controlled by GTCR Golder Rauner. From 1997 to 2001, he was an operating partner with Pegasus Capital Advisors and a managing director of Brener International Group, LLC. From 1991 to 1996, Mr. Engelman was President of Broadway Video, Inc.,a producer of live television and motion pictures. He began his career as a partner at the Los Angeles law firm of Irell & Manella. Mr. Engelman has a JD from Harvard Law School and a B.A. in Government from Harvard College.

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

Audit Committee and Audit Committee Financial Expert

Upon closing of the Transaction, Hemisphere’s board of directors intends to establish an audit committee. At that time our board of directors intends to adopt a charter for the audit committee. Accordingly, we do not have an audit committee financial expert at this time and will not have such an expert until we consummate our initial business combination.

Code of Ethics

We have adopted a code of conduct and ethics applicable to our directors, officers and employees in accordance with applicable federal securities laws.

Item 11. Executive Compensation

Compensation Discussion and Analysis

Since inception, none of our executive officers or directors received any cash (or non-cash) compensation for services rendered. Commencing on June 30, 2011, through the earlier of consummation of our initial business combination and our liquidation, we have paid and will pay Galco, Inc., an affiliate of our Sponsor, a total of $10,000 per month for office space, utilities and secretarial and administrative services. This arrangement was agreed to by our Sponsor for our benefit and is not intended to provide our Sponsor compensation in lieu of a salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party for such services. Other than this $10,000 per month fee, no compensation of any kind, including finder’s and consulting fees, will be paid to our Sponsor, executive officers and directors, or any of their respective affiliates, for services rendered prior to or in connection with the consummation of our initial business combination. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. Our independent directors will review on a quarterly basis all payments that were made to our Sponsor, officers, directors or our or their affiliates.

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

Compensation Committee Interlocks and Insider Participation and Compensation Committee Report

We do not currently have a compensation committee and Hemisphere does not intend to establish such a committee following consummation of the Transaction. We do not feel a compensation committee is necessary prior to a business combination as there will be no salary, fees or other compensation being paid to our officers or directors prior to a business combination other than as disclosed in this Report. All members of our board of directors reviewed the Compensation Discussion and Analysis and agreed that it should be included in this Report.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information regarding the beneficial ownership based on 12,500,000 shares of our common stock outstanding as of March 15, 2013, based on information obtained from the persons named below, with respect to the beneficial ownership of shares of our common stock by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;
•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

	Number Of Shares Beneficially Owned	Percent Of Common Stock
Azteca Acquisition Holdings, LLC(1)(2)	2,080,000	16.6%
Gabriel Brener(1)(2)	2,080,000	16.6%
Abraham Klip(1)	—	—
Clive Fleissig(1)(3)	160,000	1.3%
Ricardo David Aviles Reyna(1)	—	—
Juan Pablo Albán(1)(3)	160,000	1.3%
Pablo Brener(1)	—	—
Benito Bucay(1)	—	—
John Engelman(1)(4)	50,000	*
Alfredo Elias Ayub(1)(4)	50,000	*
Hawkeye Capital Management LLC(5)	2,374,300	19.0%
Highbridge Capital Management LLC(6)	1,000,000	8.0%
Fir Tree, Inc.(7)	990,000	7.9%
AQR Capital Management LLC(8)	980,000	9.3%
Deutsche Bank AG(9)	715,989	5.7%
Bulldog Investors(10)	997,800	8.0%
Luxor Capital Group, (11)	2,230,500	17.8%

* Represents less than one percent.

(1) Principal place of business for each is c/o Azteca Acquisition Corporation, 421 N. Beverly Drive, Suite 300, Beverly Hills, CA 90210. Gabriel Brener is the sole member and a director of Azteca Acquisition Holdings, LLC and holds sole voting and investment power with respect to these shares. Pablo Brener is Gabriel Brener's father.

(2) The information set forth herein (i) represents shares of Azteca common stock held directly by Azteca's Sponsor, (ii) includes (x) 315,152 shares of Azteca common stock that are subject to forfeiture in the event the last sales price of Azteca common stock does not equal or exceed $15.00 per share for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Transaction and (y) 296,614 shares of Azteca common stock that are subject to forfeiture in the event the last sales price of the Azteca common stock does not equal or exceed $12.50 per share for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Transaction and (iii) excludes Sponsor Warrants held directly by Brener International Group, LLC to purchase 4,044,445 shares of Azteca common stock (prior to giving effect to the warrant amendment) that become exercisable 30 days after the completion of the Transaction. Mr. Brener is the sole member of Azteca's Sponsor and has a pecuniary interest in 10% of the Sponsor Warrants held by Brener International Group and is one of the beneficiaries of a trust that has a 90% pecuniary interest in Brener International Group. Mr. Brener disclaims beneficial ownership of these shares and Sponsor Warrants except to the extent of his pecuniary interest therein.

(3) The information set forth herein (i) includes (x) 24,242 shares of Azteca common stock that are subject to forfeiture in the event the last sales price of Azteca common stock does not equal or exceed $15.00 per for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Transaction and (y) 22,816 shares of Azteca common stock that are subject to forfeiture in the event the last sales price of the Azteca common stock does not equal or exceed $12.50 per share for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Transaction and (ii) excludes Sponsor Warrants to purchase 311,111 shares of Azteca common stock (prior to giving effect to the warrant amendment) that become exercisable 30 days after the completion of the Transaction.

(4) The information set forth herein includes (x) 7,576 shares of Azteca common stock that are subject to forfeiture in the event the last sales price of Azteca common stock does not equal or exceed $15.00 per share for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Transaction and (y) 7,130 shares of Azteca common stock that are subject to forfeiture in the event the last sales price of the Azteca common stock does not equal or exceed $12.50 per share for any 20 trading days within at least one 30-trading day period within 36 months following the closing of the Transaction.

(5) The information set forth herein is based solely on information contained in Schedule 13G filed by the following persons on February 12, 2013: Hawkeye Capital Master, a pooled investment vehicle organized as a Cayman Islands series trust, owns 2,374,300 shares of common stock which may be deemed to be beneficially owned by each of Richard A. Rubin, Hawkeye Capital Management, LLC and Hawkeye Capital Master and as to which Richard Rubin has sole voting power and dispositive power in his role as manager of Hawkeye Capital Management, LLC, the manager of Hawkeye Capital Master. The principal place of business for Richard A. Rubin and Hawkeye Capital Management, LLC is 800 Third Avenue, 9th Floor, New York, New York, 10022. The principal place of business for Hawkeye Capital Master is P.O. Box 897GT, One Capital Place, Georgetown, Grand Cayman, Cayman Islands.

(6) The information set forth herein is based solely on information contained in Schedule 13G filed on July 11, 2011. According to such Schedule 13G: Highbridge International LLC holds 1,000,000 shares of common stock and each of Highbridge Capital Management, LLC and Glenn Dubin may be deemed the beneficial owners of 1,000,000 shares of common stock held by Highbridge International LLC. Highbridge Capital Management, LLC is the trading manager of Highbridge International LLC. Glenn Dubin is the Chief Executive Officer of Highbridge Capital Management, LLC. Highbridge International LLC has an address at c/o Harmonic Fund Services, The Cayman Corporate Centre, 4th Floor, 27 Hospital Road, Grand Cayman, Cayman Islands, British West Indies and Glenn Dubin and Highbridge Capital Management, LLC share an address at 40 West 57th Street, 33rd Floor, New York, New York 10019.

(7) The information set forth herein is based solely on information contained in Schedule 13G filed with the SEC on July 8, 2011 on behalf of Fir Tree Value Master Fund, L.P., a Cayman Islands exempted limited partnership ("Fir Tree Value"), Fir Tree Capital Opportunity Master Fund, L.P. ("Fir Tree Capital") and Fir Tree, Inc., a New York corporation ("Fir Tree"). According to such Schedule 13G, Fir Tree Value is the beneficial owner of 840,000 shares of common stock. Fir Tree Capital is the beneficial owner of 150,000 shares of common stock. Fir Tree may be deemed to beneficially own the shares of common stock held by Fir Tree Value and Fir Tree Capital as a result of being the investment manager of each of Fir Tree Value and Fir Tree Capital. The business address of Fir Tree Value and Fir Tree Capital is c/o Citco Fund Services (Cayman Islands) Limited, 89 Nexus Way, Camana Bay Box 31106, Grand Cayman KY1-1205, Cayman Islands and the business address of Fir Tree is 505 Fifth Avenue 23rd Floor, New York, New York 10017.

(8) The information set forth herein (i) is based solely on information contained in a Schedule 13G filed on February 13, 2013 and (ii) excludes Public Warrants to purchase 960,000 shares of Azteca common stock (prior to giving effect to the warrant amendment) that become exercisable 30 days after the completion of the Transaction. According to such Schedule 13G, AQR Capital Management, LLC ("AQR") serves as the investment manager to the AQR Diversified Arbitrage Fund, an open-end registered investment company, which holds 7.6% of the total amount owned by AQR. Reporting persons have an address at Two Greenwich Plaza, 3rd Floor, Grennwich, CT 06830.

(9) The information set forth herein is based solely on information contained in a Schedule 13G filed with the SEC on February15, 2013 on behalf of Deutsche Bank AG and Deutsche Bank Securities Inc. According to such Schedule 13G, the reporting persons have sole voting and dispositive power over all of the shares of common stock that are reported therein. The address of the reporting persons is Taunusanlage 12, 60325 Frankfurt am Main, Federal Republic of Germany.

(10) The information set forth herein is based solely on information contained in Schedule 13G/A filed on February 13, 2013 by the following persons: Bulldog Investors, Brooklyn Capital Management, Phillip Goldstein and Andrew Dakos; Phillip Goldstein and Andrew Dakos are principals of Bulldog Investors. Bulldog Investors has the sole voting and dispositive power with respect to 843,788 shares of common stock and shared voting power and sole dispositive power with respect to 154,012 shares of Azteca common stock. The address of Bulldog Investors Special Opportunities Fund Inc. is Park 80 West, 250 Pehle Ave. Suite 708, Saddle Brook, NJ 07663.

(11) The information set forth herein is based solely on information contained in a Schedule 13G/A filed with the SEC on March 8, 2013 by Luxor Capital Partners, LP (the "Onshore Fund"), Luxor Wavefront, LP (the "Wavefront Fund"), Luxor Capital Partners Offshore Master Fund, LP (the "Offshore Master Fund"), Luxor Capital Partners Offshore, Ltd. (the "Offshore Feeder Fund"), Luxor Spectrum Offshore Master Fund, LP (the "Spectrum Offshore Feeder Fund"), Luxor Spectrum Offshore, Ltd. (the "Spectrum Offshore Feeder Fund"), Luxor Capital Group, LP, LCG Holdings, LLC, Luxor Management, LLC and Christian Leone. According to such Schedule 13G/A: Collectively, the reporting persons therein beneficially own 2,230,500 shares of Azteca common stock; Luxor Capital Group acts as the investment manager of the Onshore Fund, the Wavefront Fund, the Offshore Master Fund, the Offshore Feeder Fund, the Spectrum Offshore Master Fund and the Spectrum Offshore Feeder Fund (collectively, the "Funds") and to accounts it separately manages (the "Separately Managed Accounts"); the Offshore Master Fund is a subsidiary of the Offshore Feeder Fund, and the Spectrum Offshore Master Fund is a subsidiary of the Spectrum Offshore Feeder Fund; Luxor Management is the general partner of Luxor Capital Group; Mr. Leone is the managing member of Luxor Management. LCG Holdings is the general partner of the Onshore Fund, the Wavefront Fund, the Offshore Master Fund and the Spectrum Offshore Master Fund; Mr. Leone is the managing member of LCG Holdings; Luxor Capital Group, Luxor Management and Mr. Leone may each be deemed to have voting and dispositive power with respect to the shares of Azteca common stock held by the Funds (2,171,084 shares) and the Separately Managed Accounts (59,416 shares); LCG Holdings may be deemed to have voting and dispositive power with respect to the shares of Azteca common stock held by the Onshore Fund (715,046 shares), the Wavefront Fund (230,493 shares), the Offshore Master Fund (1,142,544) and the Spectrum Offshore Master Fund (83,001 shares). The Offshore Feeder Fund, as the owner of a controlling interest in the Offshore Master Fund, may be deemed to beneficially own the shares of Common Stock held by the Offshore Master Fund. The Spectrum Offshore Feeder Fund, as the owner of a controlling interest in the Spectrum Offshore Master Fund, may be deemed to beneficially own the shares of Common Stock held by the Spectrum Offshore Master Fund. The business address of each of the Onshore Fund, the Wavefront Fund, Luxor Capital Group, Luxor Management, LCG Holdings and Mr. Leone is 1114 Avenue of the Americas, 29th Floor, New York, New York 10036. The business address of each of the Offshore Master Fund, the Offshore Feeder Fund, the Spectrum Offshore Master Fund and the Spectrum Offshore Feeder Fund is c/o M&C Corporate Services Limited, P.O. Box 309 GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands.

(12) Excludes Sponsor Warrants held by Brener International Group, Mr. Fleissig and Mr. Albán to purchase an aggregate of 4,666,667 shares of Azteca common stock (prior to giving effect to the warrant amendment) that become exercisable 30 days after the completion of the Transaction.

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

On August 15, 2011, as a result of the underwriters of the offering electing not to exercise the over-allotment option, the Company’s Sponsor forfeited an aggregate of 375,000 shares of common stock of the Company and as a result, there are 12,500,000 shares of common stock of the Company issued and outstanding as of the date of this Report. In addition, 735,294 founder shares will be subject to forfeiture by our Sponsor as follows: (1) 378,788 founder shares will be subject to forfeiture in the event the last sales price of our shares does not equal or exceed $15.00 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of our initial business combination and (2) 356,506 founder shares will be subject to forfeiture in the event the last sales price of our shares does not equal or exceed $12.50 per share (as adjusted for share splits, share dividends, reorganizations, recapitalizations and the like) for any 20 trading days within at least one 30-trading day period within 36 months following the closing of our initial business combination. Any forfeiture of shares will be effected by our redeeming such shares from the initial stockholders for nominal consideration pursuant to the provisions of the insider letter entered into between us and the Sponsor prior to the consummation of the offering. If such shares are forfeited, we would record the aggregate fair value of the shares forfeited and reacquired to treasury share and a corresponding credit to additional paid-in capital based on the difference between the fair market value of the forfeited shares and the price paid to us for such forfeited shares of approximately $6,397. Upon receipt, such forfeited shares would then be immediately cancelled, which would result in the retirement of the treasury share and a corresponding charge to additional paid-in capital.

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

On March 6, 2012, Azteca's Sponsor sold all of the Sponsor Warrants to Brener International Group, LLC, an affiliate of Azteca's Sponsor and Mr. Brener. Azteca will purchase from the Current Sponsor Warrantholders, 2,333,334 Amended Azteca Warrants (i.e. warrants to purchase 1,166,667 shares of Azteca common stock) for a purchase price per warrant equal to the cash payment to the Public Warrantholders immediately prior to the consummation of the Transaction.

On December 7, 2012, (i) Azteca's Sponsor sold 160,000 Founder Shares to each of Mr. Fleissig and Mr. Albán for an aggregate purchase price of $1.00 (the "Share Purchase Price") paid by each of Mr. Fleissig and Mr. Albán, respectively and (ii) Brener International Group, LLC sold 311,111 Sponsor Warrants to each of Mr. Fleissig and Mr. Albán for an aggregate purchase price of $1.00 (the "Warrant Purchase Price") paid by each of Mr. Fleissig and Mr. Albán, respectively. In connection therewith, each of Mr. Fleissig and Mr. Albán agreed that if the market price of Azteca common stock is less than $3.11 per share on the one year anniversary of the consummation of the Transaction (the "Make Whole Date"), each of Mr. Fleissig and Mr. Albán is obligated to sell a sufficient number of Founder Shares (including shares subject to forfeiture) and Sponsor Warrants to Azteca's Sponsor and Brener International Group, at the Share Purchase Price and the Warrant Purchase Price, respectively, having a value equal to the difference between (A) the sum of (i) all proceeds received by Azteca's Sponsor and Brener International Group from the sale, redemption or other disposal of shares of Azteca common stock (including shares subject to forfeiture which have been earned) and Sponsor Warrants through the Make Whole Date plus (ii) the aggregate market price of all shares of Azteca common stock (including shares subject to forfeiture which have been earned) and Sponsor Warrants then owned by Azteca's Sponsor and Brener International Group and (B) the sum of (i) $2,333,333, plus (ii) a seven percent (7%) annualized return on $2,333,333, calculated from the date of purchase of the Sponsor Warrants by Azteca's Sponsor through the Make Whole Date. The rights and obligations of Azteca's Sponsor, Brener International Group, Mr. Fleissig and Mr. Albán shall be applicable to the Hemisphere Class A common stock and the warrants to be received by Mr. Fleissig and Mr. Albán upon consummation of the Transaction. The transfer of securities pursuant to the Securities Purchase Agreements dated December 7, 2012 among Azteca's Sponsor and Brener International Group, on the one hand, and each of Mr. Fleissig and Mr. Albán, on the other hand, shall apply only up to the maximum number of securities purchased by Mr. Fleissig and Mr. Albán thereunder and will not require either Mr. Fleissig or Mr. Albán to remit any cash or other compensation to Azteca's Sponsor or Brener International Group, other than securities purchased thereunder.

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

Azteca's Sponsor agreed to loan Azteca such funds as may be necessary to fund working capital of Azteca in an amount not to exceed $250,000. The loan is non-interest bearing and is payable by Azteca or Hemisphere at or prior to the consummation of the Transaction.

After Azteca's initial business combination, members of its management team who remain with Azteca may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to its stockholders, to the extent then known, in the tender offer or proxy solicitation materials, as applicable, furnished to its stockholders. It is unlikely the amount of such compensation will be known at the time of distribution of such tender offer materials or at the time of a stockholder meeting held to consider Azteca's initial business combination, as applicable, as it will be up to the directors of the post-combination business to determine executive and director compensation.

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

Item 14. Principal Accountant Fees and Services.

During the fiscal year ended December 31, 2012, the firm of Rothstein Kass, was our principal accountant. The following is a summary of fees paid or to be paid to Rothstein Kass for services rendered.

Audit Fees. Audit fees consist of fees billed for professional services rendered during the period from April 15, 2011 (inception) to December 31, 2012 in connection with the Company's initial public offering and services provided by Rothstein Kass in connection with regulatory filings. During this period approximately $52,000 was billed in connection with (i) the audit of the financial statements included in the Company's registration statement, (ii) audit of proceeds from the Company's initial public offering and (iii) issuance of consents and comfort letters. Approximately $33,000 was billed in connection with the 2011 audit and interim filings and approximately $45,000 has been billed for the 2012 audit and interim fillings.

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

Tax Fees. We incurred $3,000 related to the preparation of the 2011 income tax return.

All other fees. As of December 31, 2012, we did not pay Rothstein Kass for consulting services for our due diligence review in connection with the investigation of an acquisition target but have accrued an estimated $4,000 in such fees through December 31, 2012.

PART IV

Item 15. Exhibits, Financial Statement Schedules

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Shareholders of Azteca Acquisition Corporation

We have audited the accompanying balance sheets of Azteca Acquisition Corporation (a corporation in the development stage) (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2012 and the periods from April 15, 2011 (inception) to December 31, 2011, as well as for the period from April 15, 2011 (inception) to December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Azteca Acquisition Corporation (a corporation in the development stage) as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the year ended December 31, 2012 and the periods from April 15, 2011 (inception) to December 31 2011 and April 15, 2011 (inception) to December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note (5) to the financial statements, the Company’s will commence with liquidation procedures in the event that the Company does not consummate a business combination (as defined) prior to April 6, 2013. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the financial statements, the accompanying 2011 financial statements have been restated to correct a misstatement.

/s/ Rothstein Kass

Roseland, New Jersey

February 28, 2013

Azteca Acquisition Corporation
(a corporation in the development stage)
BALANCE SHEETS

	December 31, 2012	December 31, 2011
		(as Restated - Note 2)
Assets:
Current assets:
Cash and cash equivalents	$9,969	$505,803
Prepaid expenses	-	89,707
Total current assets	9,969	595,510

Cash and investments held in Trust Account	100,572,114	100,502,314
Total assets	$100,582,083	$101,097,824

Liabilities and Stockholders' Equity:
Current liabilities:
Accounts payable and accrued expenses	$99,375	$44,831
Franchise tax payable	119,413	102,182
Total current liabilities	218,788	147,013

Deferred underwriting fees	3,750,000	3,750,000
Warrant liability	4,106,667	5,866,667

Total liabilities	8,075,455	9,763,680

Commitments and contingencies:

Common stock subject to possible redemption; 8,707,126 and 8,590,461 shares at $ 10.05 at December 31, 2012 and December 31, 2011, respectively	87,506,620	86,334,133

Stockholders' equity

Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding

Common stock, $0.0001 par value; 100,000,000 shares authorized; 3,792,874 and 3,909,539 shares issued and outstanding at December 31, 2012 and December 31, 2011, respectively (excluding 8,707,126 and 8,590,461 subject to possible redemption, respectively)	379	391
Additional paid-in capital	4,999,629	4,999,620
Deficit accumulated during the development stage	-	-

Total stockholders' equity, net	5,000,008	5,000,011
Total liabilities and stockholders' equity	$100,582,083	$101,097,824

See accompanying notes to financial statements.

	For the year ended December 31, 2012	For the period from April 15, 2011 (inception) to December 31, 2011	For the period from April 15, 2011 (inception) to December 31, 2012
		as Restated - Note 2

Revenue	$-	$-	$-

Expenses:
General and administrative expenses	477,745	192,610	670,355
State franchise taxes	180,662	102,182	282,844

Loss from operations	(658,407)	(294,792)	(953,199)

Interest Income	70,890	2,314	73,204
Change in fair value of warrants	1,760,000	5,133,333	6,893,333
Net income attributable to common shares outstanding	$1,172,483	$4,840,855	$6,013,338

Weighted average number of common shares outstanding, excluding shares subject to possible redemption - basic and diluted	3,807,532	3,606,835	3,724,151

Net income per common share outstanding, excludiung shares subject to possible redemption - basic and diluted	$0.31	$1.34	$1.61

See accompanying notes to financial statements.

Azteca Acquisition Corporation
(a corporation in the development stage)
STATEMENTS OF STOCKHOLDERS' EQUITY
For the period from April 15, 2011 (inception) to December 31, 2012 as Restated - Note 2

				Deficit
				Accumulated
			Additional	During	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity

Sale of common stock to Sponsor on April 15, 2011 at approximately $0.0087 per share	2,875,000	$288	$24,712	$-	$25,000

Sale of 10,000,000 units on July 6, 2011, net of underwriters’ discount and offering expenses (including 9,202,324 subject to possible redemption)	10,000,000	1,000	93,967,289		93,968,289

Warrant liability recorded on July 6, 2011 (restated)			(11,000,000)		(11,000,000)

Net proceeds subject to possible redemption of 8,107,784 shares at redemption value on July 6, 2011 (restated)	(8,107,784)	(811)	(81,492,467)		(81,493,278)

Sale of 4,666,667 warrants to Sponsor on July 6, 2011			3,500,000		3,500,000

Forfeiture of sponsor shares in connection with the underwriter’s election to not exercise their over-allotment option	(375,000)	(38)	38

Change in shares subject to possible redemption to 8,590,461
shares at December 31, 2011 (restated)	(482,677)	(48)	48	(4,840,855)	(4,840,855)

Net income attributable to common stockholders (restated)				4,840,855	4,840,855

Balances, at December 31, 2011	3,909,539	391	4,999,620	-	5,000,011

Change in shares subject to possible redemption to 8,717,126
shares at December 31, 2012	(116,665)	(12)	9	(1,172,483)	(1,172,486)
					-
Net income attributable to common stockholders				1,172,483	1,172,483

Balances, at December 31, 2012	3,792,874	$379	$4,999,629	$-	$5,000,008

See accompanying notes to financial statements.

Azteca Acquisition Corporation
(a corporation in the development stage)
STATEMENTS OF CASH FLOWS

	For the year ended December 31, 2012	For the period from April 15, 2011 (inception) to December 31, 2011	For the period from April 15, 2011 (inception) to December 31, 2012
		(as Restated-Note 2)
Cash flows from operating activities

Net income	$1,172,483	$4,840,855	$6,013,338
Adjustments to reconcile net income to net cash used in operating activities:
Change in fair value of warrant liability	(1,760,000)	(5,133,333)	(6,893,333)
Increase (decrease) in cash attributable to changes in assets and liabilities
Prepaid expenses	89,707	(89,707)	-
Accounts payable and accrued expenses	54,546	44,831	99,377
Franchise tax payable	17,230	102,182	119,413

Net cash used in operating activities	(426,034)	(235,172)	(661,205)

Net cash used in investing activity, change in trust account	(69,800)	(100,502,314)	(100,572,114)

Cash flows from financing activities
Proceeds from note payable to related party		100,000	100,000
Payment of note payable to related party		(100,000)	(100,000)
Payments of offering costs		(2,281,711)	(2,281,711)
Proceeds from the sale of common stock to Sponsor		25,000	25,000
Proceeds from sale of warrants to Sponsor		3,500,000	3,500,000
Proceeds from Public Offering		100,000,000	100,000,000

Net cash provided by financing activities	-	101,243,289	101,243,289

Net increase (decrease) in cash	(495,834)	505,803	9,970

Cash and cash equivalents, beginning of period	505,803

Cash and cash equivalents, end of period	$9,969	$505,803	$9,970

Supplemental schedule of non-cash financing activities:
Deferred underwriting fees	$-	$3,750,000	$3,750,000

See accompanying notes to financial statements.

Azteca Acquisition Corporation

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

December 31, 2012

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

The Company is currently executing the Transaction (described in Note (10)). All activity through December 31, 2012 relates to the Company’s formation, initial public offering (“Public Offering”) described below in Note (4), and after the Public Offering, the identification and investigation of prospective target businesses with which to consummate a Business Combination and execution of the Transaction.

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

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Public Offering, although substantially all of the net proceeds of the Public Offering are intended to be generally applied toward effecting a Business Combination. For purposes of consummating its initial Business Combination, the Company intends to focus on operating businesses that have their primary operations located in either Mexico or the United States. While the Company may pursue a Business Combination in any business industry or sector, the Company intends to focus on industries or sectors that complement its management team’s background, such as the fields of transportation, industrials, manufacturing, food and beverage, financial services, hospitality, agribusiness, media (including television and newspapers), sports, real estate, energy, and businesses focused on serving the needs of Hispanic markets. The Transaction is with WAPA and Cinelatino, two businesses focused on serving the needs of Hispanic markets.

(2)	Restatement of Previously Issued Financial Statements

In February 2013, the Company concluded it should correct its accounting related to the Company’s outstanding warrants. The Company had initially accounted for the warrants as a component of equity but upon further evaluation of the terms of the warrant, concluded that the warrants should be accounted for as a derivative liability. The warrants contain a restructuring price adjustment provision, such that, in the event the Company completes a business combination subsequent to the initial Business Combination which results in the Company’s shares no longer being listed on a national exchange or the OTC Bulletin Board, the exercise price of the warrants will decrease by a formula that causes the warrants to not be indexed to the Company’s own shares. As a result of this provision, the Company has restated its financial statements to reflect the Company’s warrants as a derivative liability with changes in the fair value recorded in current period earnings. The restructuring price adjustment provision will be eliminated in connection with the transaction described in Note 10.

The following table below summarizes the effect of the restatement to the Company’s financial statements for the period ended December 31, 2011 and to the Company’s quarterly financial statements issued during 2011 and 2012:

	As
	Previously		As
	Reported	Adjustments	Restated

Three months ended September 30, 2011 (unaudited)
Conmmon stock subject to possible redemption	$92,383,238	$(11,000,000)	$81,383,238
Warrant liability	-	11,000,000	11,000,000
Common stock	1,250	(810)	440
Additional paid-In capital	5,108,801	(109,232)	4,999,569
Retained earnings	(110,042)	110,042	-
Change in fair value of warrant liability	-	-	-
Net income (loss)	(104,312)	-	(104,312)
Net income (loss) per share	(0.01)	(0.02)	(0.03)

For the period ended April 15, 2011 (inception) to September 30, 2011 (unaudited)
Conmmon stock subject to possible redemption	92,383,238	(11,000,000)	81,383,238
Warrant liability	-	11,000,000	11,000,000
Common stock	1,250	(810)	440
Additional paid-In capital	5,108,801	(109,232)	4,999,569
Retained earnings	(110,042)	110,042	-
Change in fair value of warrant liability	-	-	-
Net income (loss)	(110,042)	-	(110,042)
Net income (loss) per share	(0.01)	(0.02)	(0.03)

For the period ended April 15, 2011 (inception) to December 31, 2011 (audited)
Conmmon stock subject to possible redemption	92,200,800	(5,866,667)	86,334,133
Warrant liability	-	5,866,667	5,866,667
Common stock	1,250	(859)	391
Additional paid-In capital	5,291,239	(291,619)	4,999,620
Retained earnings	(292,478)	292,478	-
Change in fair value of warrant liability	-	(5,133,333)	(5,133,333)
Net income (loss)	(292,478)	5,133,333	4,840,855
Net income (loss) per share	(0.03)	1.37	1.34

	As
	Previously		As
	Reported	Adjustments	Restated

Three months ended March 31, 2012 (unaudited)
Conmmon stock subject to possible redemption	$92,080,472	$(6,600,000)	$85,480,472
Warrant liability	-	6,600,000	6,600,000
Common stock	1,250	(851)	399
Additional paid-In capital	5,411,567	(411,958)	4,999,609
Retained earnings	(412,809)	412,809	-
Change in fair value of warrant liability	-	733,333	733,333
Net income (loss)	(120,331)	(733,333)	(853,664)
Net income (loss) per share	(0.01)	(0.21)	(0.22)

Three months ended June 30, 2012 (unaudited)
Conmmon stock subject to possible redemption	91,967,490	(3,666,667)	88,300,823
Warrant liability	-	3,666,667	3,666,667
Common stock	335	36	371
Additional paid-In capital	5,525,464	(525,832)	4,999,632
Retained earnings	(525,796)	525,796	-
Change in fair value of warrant liability	-	(2,933,333)	(2,933,333)
Net income (loss)	(112,987)	2,933,333	2,820,346
Net income (loss) per share	-	0.71	0.71

Six months ended June 30, 2012 (unaudited)
Conmmon stock subject to possible redemption	91,967,490	(3,666,667)	88,300,823
Warrant liability	-	3,666,667	3,666,667
Common stock	335	36	371
Additional paid-In capital	5,525,464	(525,832)	4,999,632
Retained earnings	(525,796)	525,796	-
Change in fair value of warrant liability	-	(2,933,333)	(2,933,333)
Net income (loss)	(233,318)	2,933,333	1,966,682
Net income (loss) per share	(0.07)	0.57	0.50

Three months ended September 30, 2012 (unaudited)
Conmmon stock subject to possible redemption	91,906,346	(2,640,000)	89,266,346
Warrant liability	-	2,640,000	2,640,000
Common stock	336	26	362
Additional paid-In capital	5,586,607	(586,964)	4,999,643
Retained earnings	(586,938)	586,938	-
Change in fair value of warrant liability	-	(1,026,667)	(1,026,667)
Net income (loss)	(61,142)	1,026,667	965,525
Net income (loss) per share	(0.02)	0.28	0.26

	As
	Previously		As
	Reported	Adjustments	Restated
Nine months ended September 30, 2012 (unaudited)
Conmmon stock subject to possible redemption	$91,906,346	$(2,640,000)	$89,266,346
Warrant liability	-	2,640,000	2,640,000
Common stock	336	26	362
Additional paid-In capital	5,586,607	(586,964)	4,999,643
Retained earnings	(586,938)	586,938	-
Change in fair value of warrant liability	-	(1,026,667)	(1,026,667)
Net income (loss)	(294,460)	1,026,667	2,932,207
Net income (loss) per share	(0.09)	0.85	0.76

(3)	Summary of Significant Accounting Policies

a)	Basis of Presentation

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

c)	Income (Loss) Per Common Share

Basic income (loss) per common share is computed by dividing income (loss) applicable to common shareholders by the weighted average number of common shares outstanding during the period in accordance with ASB ASC 260, “Earnings Per Share”. Diluted income (loss) per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. At December 31, 2012, the Company had outstanding warrants to purchase 14,666,667 shares of common stock. For all periods presented, the weighted average of these shares was excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. As a result, dilutive loss per common share is equal to basic loss per common share.

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

The Company is considered to be in the development stage as defined by FASB ASC 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies. The Company has neither engaged in any operations nor generated any income to date. All activity through the date the financial statements were issued relates to the Company’s organizational activities relating to the Public Offering, activities relating to identifying and evaluating prospective acquisition candidates, activities relating to execution of the Transaction, and activities relating to general corporate matters. The Company will not generate any operating revenues until after the completion of an Initial Business Combination, at the earliest. The Company has generated non-operating income in the form of interest income on the trust account.

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

Premiums and discounts are amortized or accreted over the life of the related held-to-maturity security as an adjustment to yield using the effective-interest method. Such amortization and accretion is included in the “interest income” line item in the statements of operations. Some treasury securities were purchased at a small discount during the period from the closing of the Public Offering through December 31, 2012, resulting in a non-material accretion of interest income. Interest income is recognized when earned.

i)	Redeemable Common Stock

As discussed in Note (1), all of the 10,000,000 common shares sold as part of the Public Offering contain a redemption feature which allows for the redemption of common shares under the Company’s liquidation or tender offer/stockholder approval provisions. In accordance with ASC 480, redemption provisions not solely within the control of the Company require the security to be classified outside of permanent equity. Ordinary liquidation events, which involve the redemption and liquidation of all of the entity’s equity instruments, are excluded from the provisions of ASC 480. Although the Company does not specify a maximum redemption threshold, its charter provides that in no event will they redeem its public shares in an amount that would cause its net tangible assets (stockholders’ equity) to be less than $5,000,001. In the event the aggregate cash consideration the Company would be required to pay for all shares that are validly submitted for redemption plus any amount required pursuant to the minimum cash condition of the Merger Agreement exceed the aggregate amount of cash available to it, the Company will not consummate the Transaction, and any shares validly submitted for redemption will be returned to the holders thereof, which such shares may subsequently be redeemed upon liquidation of the Company for a pro rata portion of the aggregate amount then on deposit in the trust account.

The Company recognizes changes in redemption value immediately as they occur and will adjust the carrying value of the security to equal the redemption value at the end of each reporting period. Increases or decreases in the carrying amount of redeemable common stock shall be affected by charges against retained earnings, or in the absence of retained earnings, by charges against paid-in capital in accordance with ASC 480-10-S99. Accordingly, at December 31, 2012 and 2011, 8,707,126 and 8,590,461 public shares, respectively, are classified outside of permanent equity at its redemption value. The redemption value is equal to the pro rata share of the aggregate amount then on deposit in the trust account, including interest but less franchise and income taxes payable (approximately $10.05 at December 31, 2012 and 2011).

j)	Income Taxes

The Company complies with the accounting and reporting requirements of ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. At December 31, 2012 and 2011, the Company had recorded a full valuation allowance of $299,000 and $99,000, respectively, related to the Company’s deferred tax assets. The deferred tax asset is primarily comprised of expenses not deductible in the development state. Effective tax rates differ from statutory rates due to timing differences in the deductibility of expenses.

There were no unrecognized tax benefits as of December 31, 2012. ASC 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2012. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position. The adoption of the provisions of ASC 740 did not have a material impact on the Company's financial position.

The Company is incorporated in the State of Delaware and is therefore required to pay franchise taxes to the State of Delaware on an annual basis.

k)	Warrant Liability

The Company accounts for the 14,666,667 warrants issued in connection with the its Initial Public Offering (10,000,000) and Private Placement (4,666,667) in accordance with the guidance contained in ASC 815-40-15-7D whereby under that provision they do not meet the criteria for equity treatment and must be recorded as a liability. Accordingly, the Company classifies the warrant instrument as a liability at its fair value and adjusts the instrument to fair value at each reporting period. This liability is subject to re-measurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of warrants issued by the Company in connection with private placements of securities has been estimated using the warrants quoted market price.

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

The Underwriter was also granted a 45-day option (August 15, 2011) to purchase up to an additional 1,500,000 units to cover over-allotments, if any. The Underwriter did not exercise the over-allotment option and as such the Sponsor forfeited 375,000 of the Founder Shares (as defined in Note (6) below).

(5)	Liquidation and Going Concern

If the Company does not effect a Business Combination within 21 months from the closing of the public offering (April 6, 2013), as discussed in Note (5), the Company will liquidate the trust account and distribute the amount then held in the trust account, including interest but net of franchise and income taxes payable and less up to $50,000 of such net interest that may be released to the Company from the trust account to pay liquidation expenses, to the Company’s public stockholders, subject in each case to the Company’s obligations under Delaware law to provide for claims of creditors and the requirements of other applicable law. The mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. On January 22, 2013, the Company entered into a definitive agreement pursuant to which it will combine with Hemisphere Media Group, Inc. This transaction is further described in Note (10).

(6)	Related Party Transactions

a)	Note Payable to Related Party

The Company issued an unsecured promissory note to the Sponsor for an aggregate of $100,000 on April 20, 2011. The note was non-interest bearing and was payable on the earlier of March 31, 2012 or the date on which the Company consummated the Public Offering. This note was repaid in full on July 7, 2011.

b)	Services Agreement

The Company has agreed to pay $10,000 a month for office space, utilities, administrative services and secretarial support to Galco, Inc., an affiliate of the Sponsor. Services commenced on June 30, 2011, the date the securities were first quoted on the Over-the-Counter Bulletin Board quotation system, and will terminate upon the earlier of the consummation by the Company of an initial Business Combination and the liquidation of the Company. The Company paid $120,000 under this agreement for the year ended December 31, 2012 and $70,000 for the period ended December 31, 2011.

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

(7)	Investments Held In Trust Account

Upon the closing of the Public Offering and the simultaneous private placement of the Sponsor warrants, a total of $100,500,000 was placed in the trust account. As of December 31, 2012, investment securities in the Company’s trust account consisted of $100,440,549 in U.S. government Treasury bills with a maturity of 180 days or less. In addition, the trust account also included $131,565 held in cash. The carrying amount, excluding accrued interest income, gross unrealized holding losses and fair value of held-to-maturity securities at December 31, 2012, was as follows:

	Carrying Amount	Gross Unrealized Holding Gain	Fair Value
Held-to-maturity:
United States Treasury Securities	$100,440,549	$13,627	$100,454,176

As of December 31, 2011, investment securities in the Company’s trust account consisted of $100,501,387 in U.S. government Treasury bills with a maturity of 180 days or less. In addition, the trust account also included $477 held in cash. The carrying amount, excluding accrued interest income, gross unrealized holding losses and fair value of held-to-maturity securities at December 31, 2011, was as follows:

	Carrying Amount	Gross Unrealized Holding Loss	Fair Value
Held-to-maturity:
United States Treasury Securities	$100,501,837	$(491)	$100,501,346

(8)	Fair Value Measurements

The Company has adopted ASC 820, “Fair Value Measurement”, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of ASC 820 did not have an impact on the Company’s financial position or results of operations.

The following tables present information about the Company’s assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011, and indicates the fair value hierarchy of the valuation techniques the Company utilized to determine such fair value. In general, fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability:

Description	December 31, 2012	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$100,454,176	$100,454,176	$-	$-
Liabilities:

Warrant Liability	$4,106,677	$-	$4,106,677	$-

Description	December 31, 2011	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Other Unobservable Inputs (Level 3)
Assets:
United States Treasury Securities	$100,501,346	$100,501,346	$-	$-
Liabilities:

Warrant Liability	$5,866,667	$-	$5,866,667	$-

Warrant Liability: The fair value of the derivate warrant liability was determined by the Company using the quoted market prices for the publicly traded warrants. On reporting dates where there are no active trades the Company uses the last reported closing trade price of the warrants to determine the fair value (Level 2).

United States Treasury Securities: The Company used Level 1 inputs to value the U.S. Treasury securities in our trust account for disclosure purposes.

(9)	Stockholders’ Equity

Common Shares — the Company has 100,000,000 shares of common stock authorized. Holders of the Company’s common shares are entitled to one vote for each common share. At December 31, 2012 and 2011, there were 12,500,000 shares of common stock outstanding, which includes 8,707,126 and 8,590,461 shares, respectively, subject to possible redemption.

Preferred Shares — The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. At December 31, 2012 and 2011, there were no shares of preferred stock outstanding.

(10) The Transaction

On January 22, 2013, Azteca Acquisition Corporation ("Azteca"), Hemisphere Media Group, Inc. ("Hemisphere"), InterMedia Español Holdings, LLC ("WAPA"), Cine Latino, Inc. ("Cinelatino"), Hemisphere Merger Sub I, LLC ("WAPA Merger Sub"), Hemisphere Merger Sub II, Inc. ("Azteca Merger Sub") and Hemisphere Merger Sub III, Inc. ("Cinelatino Merger Sub"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for the combination of Azteca, WAPA and Cinelatino (the "Transaction") as indirect wholly-owned subsidiaries of Hemisphere, which will be a parent holding company.

As a result of the Transaction, the holders of Azteca common stock, par value $0.0001 per share ("Azteca Common Stock"), will receive shares of Hemisphere Class A Common Stock, par value $0.0001 per share (the "Hemisphere Class A Common Stock"), and the equityholders of WAPA and Cinelatino (the "WAPA/Cinelatino Investors") will receive shares of Hemisphere Class B Common Stock, par value $0.0001 per share (the "Hemisphere Class B Common Stock", and together with the Hemisphere Class A Common Stock, the "Hemisphere Common Stock"). All shares of Hemisphere Common Stock will vote together as a single class, with the Hemisphere Class A Common Stock having one vote per share and the Hemisphere Class B Common Stock having 10 votes per share. In connection with the Transaction, Hemisphere intends to apply to list its shares of Hemisphere Class A Common Stock on The NASDAQ Capital Market ("NASDAQ") and expects that its warrants will trade on the OTCBB following the consummation of the Transaction.

(11)	Subsequent Events

On February 1, 2013, the Company issued an unsecured promissory note to the Sponsor in an aggregate amount of $250,000. The note is non-interest bearing and is payable by Azteca or Hemisphere at or prior to consummation of the Transaction.

Exhibits

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

EXHIBIT INDEX

Exhibit No.	Description
3.1	Amended and Restated Certificate of Incorporation.(1)

3.2	By-laws(2)

4.1	Specimen Unit Certificate(2)

4.2	Specimen common stock Certificate(2)

4.3	Specimen Warrant Certificate(2)

4.4	Warrant Agreement, dated June 29, 2011, by and between Azteca Acquisition Corporation and Continental Stock Transfer & Trust Company (1)

4.5	Form of Assignment, Assumption and Amendment of Warrant Agreement by and among the Company, Hemisphere Media Group, Inc. and Continental Stock Transfer & Trust Company, as Warrant Agent

10.1	Promissory Note, dated April 20, 2011, issued to Azteca Acquisition Holdings, LLC (3)

10.2	Letter Agreement, dated as of June 29, 2011, among the Company, Azteca Acquisition Corporation and each of the directors and officers of the Registrant. (1)

10.3	Investment Management Trust Agreement, dated June 29, 2011, by and between Azteca Acquisition Corporation and Continental Stock Transfer & Trust Company.(1)

10.4	Form of Letter Agreement between Galco, Inc and the Registrant regarding administrative support.(2)

10.5	Registration Rights Agreement, dated June 29, 2011, by and among Azteca Acquisition Corporation and the securityholders named therein.(1)

10.6	Sponsor Warrants Purchase Agreement, dated as of April 21, 2011, between the Registrant and Azteca Acquisition Holdings, LLC (3)

10.7	Form of Indemnity Agreement (2)

10.8	Amendment No. 1 to the Sponsor Warrants Purchase Agreement, dated June 29, 2011 (1)

10.9	Underwriting Agreement, dated June 29, 2011, by and between Azteca Acquisition Corporation and Deutsche Bank Securities Inc. as representative of the underwriters. (1)

10.10	Securities Purchase Agreement, effective as of April 15, 2011, between the Registrant and Azteca Acquisition Holdings, LLC (3)

99.1	Form of Code of Ethics(2)

31.1	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

32.2	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.

101.INS*	XBRL Instance Document
101.SC*	XBRL Taxonomy Extension Schema
101.CAL*	XBRL Taxonomy Calculation Linkbase
101.LAB*	XBRL Taxonomy Label Linkbase
101.PRE*	XBRL Definition Linkbase Document
101.DEF*	XBRL Definition Linkbase Document

(1)	Incorporated by reference to the Company’s Form 8-K, filed with the Commission on July 6, 2011.
(2)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on June 10, 2011.
(3)	Incorporated by reference to the Company’s Form S-1, filed with the Commission on April 22, 2011

*	XBRL (eXtensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of March, 2013.

Azteca Acquisition Corporation

By:	/s/ Gabriel Brener
Name: Gabriel Brener
Title: Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Position	Date
/s/ Gabriel Brener	Chairman of the Board of Directors,	March 15, 2013
Gabriel Brener	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Abraham Klip	Chief Operating Officer	March 15, 2013
Abraham Klip

/s/ Clive Fleissig	Co-Chief Financial Officer	March 15, 2013
Clive Fleissig	& Executive Vice President
(Principal Financial Officer
and Principal Accounting Officer)

/s/ Ricardo David Aviles Reyna	Co-Chief Financial Officer	March 15, 2013
Ricardo David Aviles Reyna

/s/ Juan Pablo Albán	Secretary & Executive Vice President	March 15, 2013
Juan Pablo Albán

/s/ Pablo Brener	Director	March 15, 2013
Pablo Brener

/s/ Benito Bucay	Director	March 15, 2013
Benito Bucay

/s/ John Engelman	Director	March 15, 2013
John Engelman

/s/ Alfredo Elías Ayub	Director	March 15, 2013
Alfredo Elías Ayub